Form 10QSB
period 1995-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 1995-10-16
CIK 754921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 1995

Commission File No.      0-18686


               PAK MAIL CENTERS OF AMERICA, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


          Colorado                   84-0934575
(State or other Jurisdiction of   (I.R.S. Employer
Incorporation or Organization)    Identification No.)


3033 S. Parker Road, Suite 1200,  Aurora, Colorado   80014
(Address of principal executive offices)           (zip code)


Registrant's telephone number, including area code
(303) 752-3500


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [ ]

     As of October 13, 1995, there were outstanding 2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                 AUGUST        NOVEMBER
                                                31, 1995       30, 1994
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                        13,802       157,832
    Accounts receivable, net of allowance
          of $154,873 and $153,000                  267,250       306,246
    Inventories                                      38,460        26,783
    Prepaid expenses and other current assets        43,345        28,848
                                               ------------    ----------
      Total current assets                          362,857       519,709
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                61,035        70,921
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          663,855       646,922
    Investment in assets held for sale               67,186       101,461
    Deposits and other                               47,780        73,688
    Deferred franchise costs                         41,176        63,638
                                               ------------    ----------
                                                    819,997       885,709
                                               ------------    ----------

                                                  1,243,889     1,476,339
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,015        21,084
    Trade accounts payable                          268,668       235,267
    Accrued commissions                              29,628        22,800
    Other accrued expenses                           84,986        83,443
    Deposits from franchisees                         2,500         7,500
    Due to advertising fund                             161        29,256
                                               ------------    ----------
      Total current liabilities                     401,958       399,350
                                               ------------    ----------

  Deferred revenue                                  445,645       664,891

  Deferred rent                                           0         4,928

  Long-term debt                                     43,365        51,286

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding                 1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding                 1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 and 2,989,482 shares
    issued and outstanding                            2,989         2,989
     Additional paid-in capital                   5,026,454     5,026,454
     Accumulated deficit                         -6,893,190    -6,890,227
                                               ------------    ----------
      Total stockholders' equity                    352,921       355,884
                                               ------------    ----------

                                                  1,243,889     1,476,339
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                       AUGUST,31               AUGUST,31
                                       (Unaudited)             (Unaudited)
                                   -------------------   ---------------------
                                      1995       1994        1995       1994
                                   --------- ---------   ---------  ----------
REVENUE
Individual franchise fees            322,240   223,900     675,340     455,450
Area franchise fees                   11,578    84,603     277,360     106,076
Royalties from franchisees           348,671   305,460   1,138,372   1,001,059
Sales of equipment, supplies
 and services                        262,856   260,808     728,188     592,334
Interest income                        2,259       359       8,066       1,738
Other                                 22,193    22,870      63,894      72,779
                                   --------- ---------   ---------  ----------
                                     969,797   898,000   2,891,220   2,229,436
                                   --------- ---------   ---------  ----------

COST AND EXPENSES
Royalties paid to area franchisees    78,284    55,795     253,111     213,093
Commissions on franchise sales       162,999    90,199     346,411     197,472
Cost of sales of equipment,
      supplies and services          235,547   232,254     628,967     494,195
Advertising                           34,034    39,586     131,474     136,340
Other selling, general
    and administrative               450,931   585,163   1,493,395   1,652,403
Depreciation and amortization         11,703    11,365      34,625      30,242
Interest                               3,720       572       6,200       2,079
                                   --------- ---------   ---------  ----------
                                     977,218 1,014,934   2,894,183   2,725,824
                                   --------- ---------   ---------  ----------

    Net income (loss)                 -7,421  -116,934      -2,963    -496,388
                                   ========= =========   =========  ==========


Net income (loss) per common share      *        *           *          *
                                   ========= =========   =========  ==========

Weighted average number of common
         shares outstanding        2,989,482 2,989,482   2,989,482   2,989,482
                                   ========= =========   =========  ==========

* Amount less than $.01

See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                      NINE MONTHS ENDED
                                                          AUGUST 31
                                                         (Unaudited)
                                                     1995          1994
                                                   ---------    ----------
Cash flows from operating activities
Net income(loss)                                  $   -2,963   $  -496,388
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       34,625        30,242
  Amortization of discount on note payable             2,079         2,079
  Deferred revenue                                  -219,246       361,679
  Deferred rent                                       -4,928        -9,000
  Change in operating assets and liabilities-
    Accounts receivable                               38,996        56,106
    Inventories                                      -11,677        15,954
    Prepaids and deferred franchise costs              7,965        -4,348
    Notes receivable                                 -16,933      -308,379
    Deposits and other                                25,908        -9,400
    Trade accounts payable                            33,401         3,869
    Accrued expenses                                   8,371        27,288
    Deposits from Franchisees                         -5,000             0
    Due to Ad Fund                                   -29,095       -22,103
                                                   ---------    ----------
   Net cash used by operating activities            -138,497      -352,401
                                                   ---------    ----------

Cash flows from investing activities
  Capital expenditures                               -24,739       -58,352
  Purchase of assets held for sale                   -11,413      -179,672
  Sales of assets held for sale                       45,688       190,761
                                                   ---------    ----------
   Net cash used by investing activities               9,536       -47,263
                                                   ---------    ----------

Cash flows from financing activities
 Payments on Long-term debt                          -15,069       300,000
                                                   ---------    ----------
  Net cash provided (used) by financing activities   -15,069       300,000
                                                   ---------    ----------

Net (decrease) in cash and cash equivalents         -144,030       -99,664

Cash and cash equivalents at beginning of year       157,832       205,432
                                                   ---------    ----------

Cash and cash equivalents at end of period            13,802   $   105,768
                                                   =========    ==========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     3,720   $     2,079
                                                   =========    ==========

See Accompanying Notes to Financial Statements

PAK MAIL CENTERS OF AMERICA, INC.
Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1994 through October 12, 1995, the Company awarded 42 individual franchises and as of October 12, 1995, the Company had 274 individual franchise agreements in existence.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (Company). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1995, results of operations for the three months and nine months ended
August 31, 1995 and 1994 and cash flows for the nine months ended
August 31, 1995 and 1994.

The results of operations for the nine months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 3    REVERSE STOCK SPLIT

On February 24, 1995, the shareholders of the Company approved an amendment of the Company's Articles of Incorporation (the "Amendment") to effect a one-for-fifty reverse split of the Common Stock (the "Reverse Stock Split"). On March 24, 1995, the Amendment was filed with the Colorado Secretary of State, and the Reverse Stock Split became effective.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies of $144,030 ($138,497 from operations and $15,069 from financing activities, offset by cash flow of $9,536 from investing activities) during the nine months ended August 31, 1995.

Deferred revenue decreased $219,246 to $445,668 at August 31, 1995. The decrease is primarily a result of recognition of area franchise revenue from 2 areas that were deferred as of November 30, 1994. The Company has deferred the recognition of revenue with respect to 7 of the 37 individual franchises awarded during the nine months ended August 31, 1995. The Company anticipates that the majority of the deferred individual franchise fees will be recognized as revenue in fiscal 1995.



RESULTS OF OPERATIONS

Three months ended August 31, 1995, compared to three months ended
 August 31, 1994
------------------------------------------------------------------------------

Total revenues increased $71,797 (8.0%) to $969,797 for the three months ended August 31, 1995. The increase is primarily attributable to increases in, Individual franchise fees (up 43.9% from $223,900 to $322,240) and Royalties from franchisees (up 14.1% from $305,460 to $348,671) offset by a decrease in Area franchise fees (down 86.3% from $84,603 to $11,578).


The $98,340 increase in Individual franchise fees represents 4 more awards recognized during the three months ending August 31, 1995 compared to the same period in 1994 and a differing mix of per franchise revenue recognition. The Company recognized 17 and 13 individual franchise awards respectively during the three months ended August 31, 1995 and 1994.

The $43,211 increase in royalties is due to increases in the average store volumes and number of stores open.

The $73,025 decrease in revenue from Area franchise fees is primarily the result of fewer area franchise awards during the three months ended
August 31, 1995. No area awards were recognized during the three months ending August 31, 1995. The $11,578 revenue recognized during the three months ending August 31, 1995 represents the amortization of deferred area revenue recorded in previous years.

Total expenses decreased $37,716 (3.7%) to $977,218 for the three months ended August 31, 1995. The decrease is primarily attributable to a decrease in Other selling, general and administrative (down 22.9% from $585,163 to $450,931) offset by increases in Commissions on franchise sales (up 80.7% from $90,199 to $162,999) and Royalties paid to area franchisees (up 40.3% from $55,795 to $78,284).

The $134,232 decrease in Other selling, general and administrative relates primarily to decreases in salaries and payroll taxes, and decreases in convention, consulting and miscellaneous expenses. The $18,383 decrease in salaries and payroll taxes is primarily due to the elimination of a regional sales and support office that was in operation during the three months ending August 31, 1994. The $27,258 decrease in convention expense relates to the timing difference of the 1995 annual convention compared to the five regional training seminars held in 1994. The expense connected to the 1994 regional training seminars was incurred over the second and third quarters of 1994, whereas the expense connected to the 1995 convention was incurred in the first and second quarters of 1995. The $17,571 decrease in consulting expenses relates primarily to the elimination of software modifications that were incurred during the three months ending August 31, 1994. The $49,854 decrease in miscellaneous expense relates primarily to the losses recorded on two stores the Company owned and sold at an amount less that their carrying value during
the three months ending August 31, 1994.   No such losses were recorded during
the comparable period in 1995.

The $72,800 increase in Commissions on franchise sales is due primarily to the increased number of individual and area franchise sales recognized during the three months ending August 31, 1995 compared to the same prior year period and the differing mix of per franchise commission paid. The Company paid commissions on 17 and 13 individual franchise awards respectively during the three months ended August 31, 1995 and 1994.

The $22,489 increase in royalties paid to area franchisees is due to the increase in Royalties from franchisees and the percentage of stores operating within area franchisees regions.


Nine months ended August 31, 1995, compared to nine months ended
August 31, 1994
------------------------------------------------------------------------------

Total revenues increased $661,784 (29.7%) to $2,891,220 for the nine months ended August 31, 1995. The increase is primarily attributable to increases in Individual franchise fees (up 48.3% from $455,450 to $675,340), Area franchise fees (up 161.5% from $106,076 to $277,360), Royalties from franchisees (up 13.7% from $1,001,059 to $1,138,372) and Sales of equipment, supplies and services (up 22.9% from $592,334 to $728,188).

The $219,890 increase in Individual franchise fees represents 6 more awards recognized during the nine months ending August 31, 1995 compared to the same period in 1994 and a differing mix of per franchise revenue recognition. The Company recognized 35 and 29 individual franchise awards respectively during the nine months ended August 31, 1995 and 1994.

The $171,284 increase in revenue from Area franchise fees represents 3 domestic awards and 2 international awards recognized during the nine months ended August 31, 1995 compared to 2 domestic award during the same prior year period.

The $137,313 increase in royalties is due to increases in the average store volumes and number of stores open.

The $135,854 increase in Sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ending August 31, 1995 compared to the same prior year period.

Total expenses increased $168,359 (6.2%) to $2,894,183 for the nine months ended August 31, 1995. The increase is primarily attributable to increases in Commissions on franchise sales (up 75.4% from $197,472 to $346,411), Cost of sales of equipment, supplies and services (up 27.3% from $494,195 to $628,967) and Royalties paid to area franchisees (up 18.8% from $213,093 to $253,111) offset by a decrease in Other selling, general and administrative (down 9.6% from $1,652,403 to $1,493,395).

The $148,939 increase in Commissions is due primarily to the increased number of individual and area franchise sales made during the first nine months ending August 31, 1995 compared to the same prior year period and the differing mix of per franchise commission paid. The Company paid commissions on 35 and 29 individual franchise awards respectively during the nine months ended
August 31, 1995 and 1994.

The $134,772 increase in Cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ending August 31, 1995 compared to the same prior year period.

The $40,018 increase in Royalties paid to area franchisees is due to the increase in Royalties from franchisees and the percentage of stores operating within area franchisees' regions.

The $159,008 decrease in Other selling, general and administrative relates primarily to decreases in salaries and payroll taxes, and decreases in convention, consulting, legal and miscellaneous expenses offset by an increase in printing expense. The $42,827 decrease in salaries and payroll taxes is primarily due to the elimination of a regional sales and support offices that were in operation during the nine months ending August 31, 1994. The $14,289 decrease in convention expense relates to the savings related to holding one annual convention in 1995 compared to the five regional training seminars held in 1994. The $43,436 decrease in consulting expenses relates primarily to the elimination of software modifications and regional office expenses that were incurred during the nine months ending August 31, 1994. The $30,385 decrease in legal expense is primarily due to elimination of litigation costs that the Company incurred during the nine months ending August 31, 1994. The $48,263 decrease in miscellaneous expense relates primarily to the losses recorded on two stores the Company owned and sold at an amount less that their carrying
value during the nine months ending August 31, 1994.   No such losses were
recorded during the comparable period in 1995. The $22,558 increase in Printing costs relates primarily to the shareholder mailings and mailing of operation manual updates to the existing franchise network.

PART II.                 OTHER INFORMATION

Item 1.   Legal Proceedings.

On or about June 23, 1995, a former employee of the Company filed complaints with the Equal Employment Opportunity Commission and the United States District Court for the District of Colorado captioned Kristine Gilbert v. John Kelly, David Watson, Pak Mail Centers of America, Inc. and D & G Holdings, Inc., Civil Action No. 95-WY-1592CB, alleging sexual harassment and constructive discharge under Title VII of the Civil Rights Act of 1964. Plaintiff seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. The Company intends to vigorously defend this action and believes that the resolution of this action will not have a material adverse effect on the Company's financial condition.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

               None.

PAK MAIL CENTERS OF AMERICA, INC.
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
October 13, 1995             Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
October 13, 1995             John E. Kelly
                             President