Form 10KSB
period 1995-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1996-02-27
CIK 754921

FORM 10-KSB

                               SECURITIES
                          AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      November 30, 1995

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number: 0-18686

                 PAK MAIL CENTERS OF AMERICA, INC.
              (Name of small business issuer in its charter)

         Colorado                                89-0934575
(State or other jurisdiction of     (I.R.S.  Employer  Identification   No.)
incorporation or organization)

3033 S. Parker Road, Suite 1200, Aurora, Colorado    80014
  (Address of principal executive offices)         (Zip Code)

Issuer's telephone number: 303-752-3500

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                   NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
                 Common Stock, par value $.001 per share.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past
12 months, and (2) has been subject to such filing requirements
for the past 90 days.     YES  [X]          NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.      [X]

The Issuer's revenues for the year ended November 30, 1995 were $3,858,408.

The aggregate market value of the Issuer's voting stock held as of a recent date by nonaffiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 27, 1996, the Issuer had 2,989,483 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES     NO [X]


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development. Pak Mail Centers of America, Inc. (the "Issuer" or "Company") was incorporated in the State of Colorado on January 27, 1984. The Issuer is principally engaged in marketing and franchising service centers and retail stores which specialize in the shipping and packaging business ("Pak Mail Centers"). Pak Mail Centers typically provide mailbox service, parcel shipping and receiving, freight forwarding and other communications services through a variety of carriers and offer a variety of related items such as stamps, greeting cards, stationery supplies, keys and passport photographs. On March 24, 1995, the Company effected a reverse stock split whereby each pre-reverse stock split share of common stock was reclassified and changed into one-fiftieth of a share of common stock on a post-reverse stock split basis. The total number of outstanding shares of common stock was reduced from 149,474,125 to 2,989,483 as a result of the reverse stock split.

     (b)  Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Issuer's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of February 27, 1996, there were 266 individual franchises and 20 area agreements in existence.

Franchise Program

     The Company offers individual franchise agreements and area director marketing agreements. Individual franchisees are granted the exclusive right, within a specified area, to use the Pak Mail name and trademark as well as Pak Mail's standardized decor, operating procedures, techniques, forms, equipment and advertising presentation. Area directors and, under a previously offered area franchise program, area franchisees are granted rights to sell individual franchises for the Company in designated areas and are required to provide site selection and start-up assistance and continuing support for individual franchisees within those areas. The Company locates prospective franchisees through advertising, referrals from existing franchisees, the marketing efforts of its area franchisees, and, to a small extent, through the use of franchise brokers.

Franchise Agreements, Fees and Related Matters

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $21,950, although franchisees who initially commit to acquire more than one franchise are eligible for certain discounts. Individual franchisees are also charged an initial fee ranging between $450 and $800 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent (5%) for the first $200,000 of the franchisee's gross revenues, four and one-half percent (4.5%) for the next $50,000 of gross revenues, four percent (4%) for the next $50,000 of gross revenues, three and one-half percent (3.5%) for the next $50,000 of gross revenues, and then three percent (3%) for all subsequent gross revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent (2%) of gross revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent (1%) of gross revenues. The advertising fees are held in a separate legal trust under control of the Company. These fees are used in connection with the formulation and execution of national, regional and local advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign the Franchise Agreement.

     Area Director Marketing Agreement

     The area director marketing agreement requires the payment of a fee based upon several factors including population and other demographic factors in the designated geographic region. The Company may finance a portion of the fee. The area director marketing agreement grants the right to market and sell franchises within the specified area. Upon the sale of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area director receives 40%. The area director receives 50% of the royalties from individual franchisees within the area. There may be variations in the terms of specific area director marketing agreements based on special circumstances affecting the geographic area and the area director.

     Domestic Area Franchises

     The Company no longer offers domestic area franchise agreements. Under area franchise agreements previously entered into, initial franchise fees of individual franchises within an area are generally divided sixty percent (60%) and forty percent (40%) between the Company and the area franchisee, respectively. Generally, the individual franchise royalty fees are divided equally between the Company and the area franchisee. All franchise fees and royalties are paid directly to the Company, which then remits the portion of fees owed to the area franchisee. For individual franchisees in locations which are not encompassed by an area franchise, all fees and royalties are retained by the Company.

     International Area Franchises

     The international area franchise agreements require the payment of an initial franchise fee based upon several factors including population and other demographic factors in the designated geographic region. The Company often finances a portion of the area franchise fee. The international area franchise is responsible for individual franchise marketing, site selection assistance and lease negotiation, on-site training and continuing local support of the individual franchisees within his or her area.

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of February 27, 1996, there were four international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City, Guadalajara and Monterrey, respectively, and an area covering the Mexican states of Baja California and Sonora. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from oneanother.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which governs system standards and contains certain provisions designed to assure the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a ten-day training class with regard to packaging, pricing and available shipping and mailing services; preparation and placement of advertising; record keeping and systems operation; use of forms and forms management; soliciting and servicing customers; selecting and training personnel; and stock location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides an initial advertising and marketing program at or around the time that a franchisee opens the Pak Mail Center.

     The Company offers to franchisees various equipment, sup-plies, forms and materials necessary or useful in connection with the operation of the Pak Mail Center, although, with the exception of required computer software, the franchisees are not required to purchase such items from the Company. Prior to and upon the opening of a new franchisee's Pak Mail Center, the Company or area franchisee provides additional on-site training to the franchisee. The Company maintains ongoing communications with its franchisees designed to inform the franchisees of new services to be provided, marketing techniques and other operational aspects of the Pak Mail system.

Services

     The typical Pak Mail Center offers a wide range of services and products for personal and business support, communications services and convenience items and services. The type and importance of particular services and products vary from center to center. Prices for services and products are set by individual franchisees and depend on competitive conditions in their respective franchise locations.

     Major services and products offered at Pak Mail Centers include the following:

     Private Mailbox Service. Pak Mail Centers offer private mailbox rentals. Mailbox rental fees vary based on the size of the box, the rental terms and the location of the Pak Mail Center.

     Parcel Shipping and Receiving. Pak Mail Centers offer parcel shipping service through a variety of carriers and can assist the customer in selecting the fastest and most cost-effective method of sending parcels. Pak Mail Centers also act as receiving agents for parcels shipped to their customers. Pak Mail Centers advise customers as to the packaging requirements of the various carriers, provide packaging of items for shipment and sell packaging materials.

     Business Support Products and Services. Small businesses are often major users of a Pak Mail Center. Pak Mail Centers provide a small business with a variety of business services and products such as mailbox rental, telephone message service, telecopy transmission, copying and office supplies.

     Communications Services. Pak Mail Centers offer customers a wide range of communications services such as telecopies and wire transfer of funds.

     Convenience Items and Services. Pak Mail Centers generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos and keys. Most Pak Mail Centers also offer office supplies, greeting cards and other gift items.

     Insurance. Also available at the customer's option is loss damage insurance which can be purchased either through the courier's insurance carrier and/or separate parcel insurance which is available on an as-needed basis from the Company's carrier. The insurance prices for the Company's insurance vary from those charged by couriers.

          (3) Status of Product. There has been no public announcement of, nor has the Company otherwise made public information about, any new product or service of the Company requiring the investment by the Company of a material amount of its total assets or which is otherwise material to the Company's operations.

          (4) Competition. The Company and its franchisees face competition primarily from independent service centers and other franchised operations offering similar services. Mail Boxes Etc. is the largest competitor. The Company's franchising approach and the operations of a Pak Mail Center are not unique or patentable and can be imitated by others. Although the Company and its franchisees offer similar services to the U.S. Postal Service, such as private mail box service and parcel handling, the U.S. Postal Service does not offer certain of the business support, communications and personal services offered by Pak Mail Centers.

          (5) Raw Materials. The Company purchases materials for resale to its franchisees. These materials are available from a variety of suppliers, and the Company has not experienced any delays in obtaining such materials.

          (6) Customer Dependence. The Company does not depend upon a single customer, or a few customers, for its revenues, the loss of any one or more which would have a material adverse effect on the Company.

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the name "Pak Mail" and the Pak Mail logo under federal and, where appropriate, state law.

          (8)(9) Government Regulations

     The Federal Trade Commission has adopted a rule that requires franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchisee to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act.

     Numerous states have adopted laws regulating franchise operations and the franchisor/franchisee relationship. Applicable franchise laws vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. Although the foregoing matters may result in some modification of the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under certain franchise agreements, such modifications, delays or failures have not had a material adverse effect on the operations or business of the Company to date. However, the law applicable to franchise operations and relationships is subject to change, and the Company is unable to predict the effect, if any, on its operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry.

          (10) Research and Development. The Company has not engaged in material research and development activities during its last three years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of February 27, 1996, the Company had 19 employees, all of whom are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately
12,000 square feet of office space in Aurora, Colorado under a lease expiring in April 2000 with a base rental currently at approximately $12,300 per month and rising to approximately $13,300 per month by the end of the term. The offices are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     Irwin Jacobs v. Pak Mail Centers of America, Inc. and South Florida Realprop, Inc. d/b/a/ Pak Mail Centers of America Southern Region, Civil Action, File No. 95A4565-4, Cobb County, Georgia.
The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff s franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc. ( SFRP ) provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff s franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff s terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff s operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorneys fees. The case was removed by the Company to the United States District Court for the Northern District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV. Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings Pending Arbitration, which was granted on January 29, 1996. The Company intends to contest vigorously any arbitration filed by Jacobs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.


                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information.

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 1995 and 1994 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b)  Holders.

     As of January 12, 1996, the Company had 1,197 holders of record of its $0.001 par value common stock.

     (c)  Dividends.

     The Company has not declared cash dividends on its common stock in the last two years and the Company does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATION


Liquidity and Capital Resources

     The Company experienced cash flow deficiencies from operating activities of $280,912 during fiscal 1995 compared to $558,911 during fiscal 1994. During fiscal 1995 the deficiency was financed by the existing cash balance the Company maintained at the beginning of the year and by increased payments received by the Company on notes receivable. During fiscal 1994 the deficiency was financed through a portion of the proceeds from the issuance of 500 shares of the Company's Series B Preferred Stock to D.P. Kelly & Associates, L.P., an affiliate of the Company's majority stockholder, Pak Mail Investment Partnership L.P. ("PMIP"), for the total price of $500,000.

     Working capital decreased $187,688 to negative $67,329 at November 30, 1995. The main contributors were an increase in trade accounts payable of $125,723 and a decrease in cash of $103,533.
The Company believes that its relationships with trade vendors are excellent and that the Company s working capital position will not adversely affect its ability to operate in the ordinary course. On February 14, 1996, D.P. Kelly & Associates lent $50,000 to the Company. D.P. Kelly & Associates has agreed to lend an additional $50,000 to the Company, if so requested by the Company.

     At November 30, 1995 the average age of accounts receivable was approximately 71 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it.

     During fiscal 1995 the Company accomplished its goal of achieving profitability. The Company s $630,572 turnaround was a result of increased franchise sales and royalty revenues from its franchisees combined with a reduction in its fixed operating expenses. In fiscal 1996, the Company expects to continue its strategy of increasing franchise sales and royalty revenues without increasing its fixed operating expenses.

Results of Operations

     The Company recorded a profit of $2,096 in fiscal 1995
compared to a loss of $628,476 in fiscal 1994. The $630,572 increase was attributable to an increase in revenues (up 21.7% from $3,170,997 to $3,858,408) partially offset by an increase in costs and expenses (up 1.5% from $3,799,473 to $3,856,312).


The $687,411 increase in revenues during fiscal 1995 is primarily attributable to increases in individual franchise fees
(up 35.2% from $678,400 to $917,210), area representative fees (up 120.8% from $147,274 to $325,177), royalties from franchisees (up 13.8% from $1,335,715 to $1,520,629), and sales of equipment, supplies and services (up 11.2% from $920,190 to $1,023,264).

     The $238,810 increase in individual franchise fees represents more sales recognized during fiscal 1995 compared to fiscal 1994 and a differing mix of per franchise revenue recognition. The Company awarded 51 and 46 individual franchises during fiscal 1995 and 1994, respectively. In fiscal 1994 the Company recognized revenue on 38 of the 46 individual franchises awarded. In fiscal 1995 the Company recognized revenue on 43 of the 51 individual franchises awarded. In addition, the revenue from five individual franchises awarded and deferred in 1994, was recognized in fiscal 1995. There were eight individual franchises awarded but deferred as of November 30, 1995.

     The $177,903 increase in area representative fees represents four domestic awards and one international award during fiscal 1995 compared to one domestic and one international award during fiscal 1994. In addition the Company amortized more deferred area representative fees during fiscal 1995 than in fiscal 1994.

     The $184,914 increase in royalties from franchisees is due to an increase in the average sales volume per store and the number of stores open and operating throughout the year.

     The $103,074 increase in sales of equipment, supplies and services primarily relates to the increase in the number of new stores opened in fiscal 1995.

     The $56,839 increase in costs and expenses is primarily attributable to increases in cost of sales of equipment, supplies and services (up 14.1% from $782,568 to $892,654), commissions on franchise sales (up 27.6% from $347,469 to $443,219), royalties paid to area franchisees (up 26.1% from $278,790 to $351,663), offset by a decrease in other selling, general and administrative expenses (down 10.1% from $2,105,664 to $1,892,556).

     The $110,086 increase in cost of sales of equipment, supplies and services primarily relates to the increase in the number of new stores opened in fiscal 1995.

     The $95,750 increase in commissions is due primarily to the increase in the individual franchise sales recognized during fiscal 1995.

     The $72,873 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during fiscal 1995 compared to fiscal 1994.

     The $213,108 decrease in other selling, general and administrative expenses was primarily due to the elimination of the two regional offices the Company maintained during fiscal 1994 and a decrease in legal fees. The decrease resulting from the elimination of the regional offices represents primarily personnel costs, travel expenses, office rent and consulting costs.

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 15, 1993, the Company notified KPMG Peat Marwick of its dismissal as principal independent accountants for the Company. On the same date, the Company notified Ehrhardt Keefe Steiner & Hottman PC of its appointment as the Company's principal independent accountants. In connection with the audits for the four fiscal years ended November 30, 1993 and the interim periods since the fiscal year ending November 30, 1989, there have been no disagreements between the Company and KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick, would have caused it to make reference in connection with its reports to the subject of the disagreements. None of the reports of KPMG Peat Marwick on the Company's financial statements for any of the four fiscal years ended November 30, 1993 contained an adverse opinion or a disclaimer of opinion or was qualified as to uncertainty, audit scope, or accounting principles. The decision to change principal independent accountants was made by the Company's Board of Directors. A copy of the letter provided by KPMG Peat Marwick to the Company and addressed to the Securities and Exchange Commission is incorporated by reference in the exhibits hereto.

                                 PART III

ITEM 9.   DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     (a) Identification of Directors and Executive Officers.

     The present term of office of each director will expire at the next annual meeting of shareholders. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer shall hold office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The name, position with the Company, the age of each director and executive officer, and the period during which each has served are as follows:
                                           Principal Occupation
Name, Age and Position    Director or        During the Last
in the Company            Officer Since        Five Years

John E. Kelly, 55        September, 1989   Executive officer
(President, Chief                          of the Company
 Executive Officer                         since September, 1989.
 and Director)

P. Evan Lasky, 54        March, 1988       Executive officer of
(Executive Vice                            the Company since
 President and Chief                       March, 1988.
 Operating Officer)

Raymond S. Goshorn, 37   December, 1988    Executive officer of
(Chief Financial                           the Company since
 Officer, Treasurer                        December, 1988.
 and Secretary)

J. S. Corcoran, 52       September, 1989   Executive officer of
(Director)                                 D.P. Kelly &
                                           Associates L.P., a firm
                                           offering management
                                           services, since
                                           November, 1988;
                                           executive officer of
                                           Envirodyne Industries,
                                           Inc., a manufacturer of
                                           food packaging and food
                                           service supplies, since
                                           June, 1989.

John W. Grant, 71        September, 1989   Retired since
(Director)                                 September, 1987.


F. Edward Gustafson, 54  September, 1989   Executive officer
(Director)                                 of D.P. Kelly &
                                           Associates L.P., a firm
                                           offering management
                                           services, since
                                           November, 1988;
                                           executive officer of
                                           Envirodyne Industries,
                                           Inc., manufacturer of
                                           food packaging and food
                                           service supplies, since
                                           June, 1989; director of
                                           Envirodyne Industries,
                                           Inc. since December
                                           1993; executive officer
                                           of Viskase Corporation,
                                           a wholly-owned
                                           subsidiary of Envirodyne
                                           Industries, Inc., from
                                           February, 1990 to
                                           August, 1993.

William F. White, 65     September, 1989   Executive officer
(Director)                                 of Whitnell & Co., an
                                           investment advisory
                                           firm, since January,
                                           1988; executive officer
                                           of Donegal, Inc., an
                                           investment management
                                           firm, since January,
                                           1991.

     (b)  Identification of Certain Significant Employees.

     Not Applicable.

     (c)  Family Relationships.

     Not Applicable.

     (d)  Involvement in Certain Legal Proceedings.

     J.S. Corcoran is an executive officer and F. Edward Gustafson is an executive officer and a director of Envirodyne Industries, Inc. ("Envirodyne"). On January 7, 1993, Envirodyne and its major domestic subsidiaries filed voluntary petitions pursuant to Chapter
11 of the United States Bankruptcy Code.   On December 31, 1993,
Envirodyne consummated a plan of reorganization and emerged from bankruptcy.

     (e) Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4, if any, and amendments thereto furnished to the Company during the year ended November 30, 1995 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended November 30, 1995, and upon written representations, if any, submitted to the Company by the directors and officers of the Company, no person who, at any time during the year ended November 30, 1995, was a director, officer or beneficial owner of more than ten percent of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year end November 30, 1995.

ITEM 10.  EXECUTIVE COMPENSATION

     Cash Compensation.

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended
November 30, 1995, November 30, 1994 and November 30, 1993 to the chief executive officer of the Company (there were no other executive officers whose annual salary and bonus exceeded $100,000):

                        SUMMARY COMPENSATION TABLE
Name and
Principal           Fiscal                          Other Annual
Position             Year      Salary      Bonus    Compensation
John E. Kelly        1995     $120,000    $21,895<F1>  $7,980<F2>
President and
Chief Executive      1994     $114,600    $32,151<F1>  $7,980<F2>
Officer
                     1993     $110,250    $31,500<F1>  $7,980<F2>
________________

<F1> Bonus was paid in the fiscal year indicated but with respect to performance in the prior fiscal year.

<F2> The amount for each of fiscal 1995, 1994 and 1993 consists of a $4,800 car allowance and $3,180 of country club dues.


     Option/SAR Grants. The Company maintains no stock option plan or other plan providing for stock or SAR grants. Pursuant to a Stock Purchase Agreement dated as of July 15, 1990 (the "Stock Purchase Agreement"), the Company has agreed to issue and sell, and Mr. Kelly has agreed to purchase, 4,000 shares of the Company's common stock at a price of $2.75 per share on July 15 of each of the years 1990 through 1994. To date, with the most recent purchase in December 1992, Mr. Kelly has purchased 12,000 shares under the Stock Purchase Agreement at an aggregate price of $33,000.

     Compensation of Directors--Standard Arrangement.

     Members of the Board of Directors, other than members who are also officers of the Company, are entitled to receive a fee of $2,000 per year and $250 for each attended meeting of the Board of Directors. In practice, the Company has not paid directors' fees.


     Compensation of Directors--Other Arrangements.

     Not applicable.

     Termination of Employment and Change of Control Arrangements.

     Not applicable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following persons are the only persons known to the
Company who on February 27, 1996, owned beneficially more than 5%
of the Company's $0.001 par value common stock, its only class of outstanding voting securities:
Name and Address of        Amount and Nature of         Percent
Beneficial Owner           Beneficial Ownership<F1>    of Class
Pak Mail Investment              1,800,000               60.2%
 Partnership L.P.
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

Janie M. D'Addio                   188,833 <F2>            6.3%
c/o Security Manufacturing
  Corporation
815 S. Main Street
Grapevine, Texas  76051
__________

<F1>  Beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

<F2>  Information with respect to Ms. D'Addio's common stock is given to the best of the Company's knowledge.

     (b)  Security Ownership of Management.

     The following table shows as of February 27, 1996, the shares of the Company's $0.001 par value common stock beneficially owned by each director, each executive officer and by all the executive officers and directors as a group:
                           Amount and Nature      Percent
Name of Holder        of Beneficial Ownership    Of Class
J. S. Corcoran                     1,000 <F1>      *   <F4>

Raymond S. Goshorn                 1,000           *   <F4>

John W. Grant
  800
 (2)   (4)

F. Edward Gustafson               20,000 <F1><F3>  *   <F4>

John E. Kelly                     12,000           *   <F4>

William F. White                   2,000           *   <F4>

All directors and
 officers as a group
 (7 persons)                      36,800 <F1>       1.2%

<F1> Excludes 1,800,000 shares of common stock owned by PMIP.
     Mr. Corcoran and Mr. Gustafson are officers, directors and shareholders of Wexford Corporation, which exercises control over PMIP, and therefore may be deemed to have the ability to vote or dispose of securities owned by PMIP. Messrs. Corcoran and Gustafson disclaim beneficial ownership of the shares of common stock owned by PMIP.

<F2> Shares owned jointly by Mr. Grant and his wife.

<F3> Includes 6,000 shares of common stock owned by Mr.
     Gustafson's children, for whom he acts as custodian.

<F4> Less than 1%.

     (c)  Changes in Control.  Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b)  Transactions With Management and Others and Certain
Business Relationships.

     During the course of fiscal 1994, D.P. Kelly & Associates, L.P., an affiliate of PMIP of which Mr. Corcoran and Mr. Gustafson are officers and limited partners ("D.P. Kelly & Associates"), made cash advances to the Company in the aggregate amount of $500,000. On November 30, 1994, the Company discharged the $500,000 obligation through the issuance of 500 shares of its Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share and carries an annual dividend rate of 8%. The dividends are cumulative, with the timing of payment dependent on the Company meeting certain earnings requirements.
The Series B Preferred Stock ranks senior to the Company's common stock and on a parity with the Company s Series A Preferred Stock.

     The Company purchases mailboxes from Security Manufacturing
Corporation ("Security") for resale to the Company's franchisees.
Security is controlled by Janie M. D'Addio. During fiscal 1995 and fiscal 1994, the Company made purchases in the total amounts of $90,120 and $61,037, respectively, from Security.

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 1,800,000 shares of common stock, representing approximately 60.2% of the outstanding common stock.

     (d)  Transactions With Promotors.   Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     (3).(i)   Articles of Incorporation.

     (3)(b) Bylaws incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-K dated
               March 13, 1992.

     (10)(a)   Letter from the Company to John E. Kelly dated
               September 14, 1989 incorporated by reference to Exhibit (10)(a) of the Company's Annual Report on
               Form 10-K dated February 27, 1990.

     (10)(b) Form of presently used Area Developer Agreement incorporated by reference to Exhibit 10(b) of the Company s Annual Report on Form 10-K dated January
               23, 1995.

     (10)(c) Form of presently used Individual Franchise Agree-ment incorporated by reference to Exhibit 10(c) of the Company s Annual Report on Form 10-K dated
               January 23, 1995.

     (10)(d) Agreement dated June 19, 1985, as amended August 4, 1989, by and between Security Manufacturing Corporation and the Company incorporated by reference to Exhibit (10)(f) of the Company's Annual Report on Form 10-K dated February 27, 1990.

     (10)(e)   Pak Mail Centers of America, Inc. Management
               Incentive Plan for Fiscal Year 1995.

     (10)(f) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1994 incorporated by reference to Exhibit (10)(f) of the Company's Annual Report on Form 10-K dated January 23, 1995.

(16)
          Letter of KPMG Peat Marwick regarding change in certifying accountant incorporated by reference to
          Exhibit 16 of the Company's Form 8-K dated
          February 4, 1994.

     (21)      Subsidiaries of the Issuer.

     (b)  8-K Reports.

               None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Issuer duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Dated:   February 27, 1996.

                   PAK MAIL CENTERS OF AMERICA, INC.
                   a Colorado corporation



                   By: /s/  John E. Kelly
                      John E. Kelly, President and
                      Chief Executive Officer



                   By:/s/ Raymond S. Goshorn
                      Raymond S. Goshorn, Chief Financial
                      Officer, Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Date                          Name and Title      Signature


February 27, 1996            J. S. Corcoran        /s/ J. S. Corcoran
                               Director


February 27, 1996            John W. Grant         /s/ John W. Grant
                               Director


February 27, 1996            F. Edward Gustafson   /s/ F.Edward Gustafson
                               Director


February 27, 1996            John E. Kelly         /s/ John E. Kelly
                               Director

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

Financial Statements and
Independent Auditors' Report
November 30, 1995 and 1994

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements
                                                                  Page


Independent Auditors' Report                                      F - 1

Financial Statements

    Consolidated Balance Sheets - November 30, 1995 and 1994      F - 2

    Consolidated Statements of Operations - For the Years Ended
     November 30, 1995 and 1994                                   F - 3

    Consolidated Statements of Stockholders' Equity - For the
     Years Ended November 30, 1995 and 1994                       F - 4

    Consolidated Statements of Cash Flows - For the Years Ended
     November 30, 1995 and 1994                                   F - 5

Notes to Consolidated Financial Statements                        F - 6

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc.
and Subsidiary as of November 30, 1995 and 1994, and the results of their operations, and their cash flows for the years then ended, in conformity with generally accepted accounting principals.





    Ehrhardt Keefe Steiner & Hottman PC

January 11, 1996
Denver, Colorado

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets


                                                           November 30,
                                                      1995            1994
                                     Assets
Current assets
    Cash and cash equivalents                   $    54,299    $     157,832
    Accounts receivable, net of allowance
    of $161,000 (1995) and $153,000 (1994)          335,377          306,246
    Inventories                                      46,438           26,783
    Prepaid expenses and other current assets        40,918           28,848

            Total current assets                    477,032          519,709

Property and equipment, net of accumulated
depreciation (Note 2)                                53,542           70,921

Other assets
    Notes receivable, net (Note 3)                  805,585          646,922
    Investments in assets held for sale
        Operating                                       -             78,424
        Non-operating                                33,921           23,037
    Deposits and other                               54,116           73,688
    Deferred franchise costs, net of accumulated
    amortization of $5,347 (1995) and $0 (1994)     141,258           63,638

            Total other assets                    1,034,880          885,709

                                             $    1,565,454    $   1,476,339

Liabilities and Stockholders' Equity
Current liabilities
    Current portion of long-term
    debt (Note 4)                             $      31,242    $      21,084
    Trade accounts payable                          360,990          235,267
    Accrued commissions                              30,021           22,800
    Other accrued expenses                           89,791           83,443
    Deposits from franchisees                           -              7,500
    Due to advertising fund (Note 6)                 32,317           29,256
            Total current liabilities               544,361          399,350

Deferred revenue                                    649,351          664,891

Deferred rent                                           -              4,928

Long-term debt (Note 4)                              13,762           51,286

Commitments (Notes 6, 9 and 10)

Stockholders' equity (Note 5)
    Series A redeemable preferred stock,
    $1,000 par value; 8%  cumulative; 1,500
    shares authorized; 1,216.668 shares issued
    and outstanding (liquidation preference
    $1,626,268 - 1995)                            1,216,668          1,216,668
    Series B redeemable preferred stock,
    $1,000 par value; 8%  cumulative; 1,000
    shares authorized; 1,000 shares issued and
    outstanding (liquidation preference
    $1,120,000 - 1995)                            1,000,000          1,000,000
    Common stock, $.001 par value; 200,000,000
    shares authorized, 2,989,483 shares issued
    and outstanding                               2,989,483          2,989,483
    Additional paid-in capital                    5,026,453          5,026,453
    Accumulated deficit                          (6,888,131)        (6,890,227)

            Total stockholders' equity              357,980            355,884

                                              $   1,565,454     $    1,476,339

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                              Consolidated Statements of Operations

                                                       For the Years Ended
                                                            November 30,
                                                     1995                1994
Revenue
    Royalties from franchisees                $   1,520,629     $    1,335,715
    Sales of equipment, supplies, and services    1,023,264            920,190
    Individual franchise fees                       917,210            678,400
    Area franchise fees, net                        325,177            147,274
    Gain on investment in assets held for sale         -                 8,222
    Interest income                                   8,972              6,023
    Other                                            63,156             75,173
                                                  3,858,408          3,170,997
Costs and expenses
    Selling, general, and administrative          1,892,556          2,105,664
    Cost of sales of equipment, supplies
    and services (Note 7)                           892,654            782,568
    Commissions on franchise sales                  443,219            347,469
    Royalties paid to area franchisees              351,663            278,790
    Advertising                                     172,985            186,503
    Loss on investment in assets held for resale     45,240             52,511
    Depreciation and amortization                    50,620             41,950
    Interest                                          7,375              4,018

                                                  3,856,312          3,799,473

Net income (loss)                             $       2,096     $     (628,476)

Net income (loss) per common share            $         *       $         *

Weighted average number of common
shares outstanding                                2,989,483     $    2,989,483

    *    Amount less than $.01 per share.

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                                 Consolidated Statement of Stockholders' Equity
                                                 For the Years Ended November 30, 1995 and 1994

                                 Preferred Stock      Preferred Stock                        Additional                 Total
                                    Series A             Series B           Common Stock      paid-in    Accumulated  Stockholders'
                               Shares    Amount     Shares    Amount     Shares    Amount     Capital     Deficit       Equity
Balance, November 30, 1993  1,216.668  $ 1,216,668    500  $  500,000  2,989,483  $ 2,990  $ 5,026,453  $(6,261,751)  $ 484,360

    Issuance of Series B
    preferred stock to
    D.P. Kelly & Associates
    (Note 5)                    -            -        500     500,000       -         -           -            -        500,000

    Net loss                    -            -         -         -          -         -           -        (628,476)   (628,476)

Balance, November 30, 1994  1,216.668    1,216,668  1,000   1,000,000  2,989,483    2,990    5,026,453   (6,890,227)    355,884

    Net income                  -            -         -         -           -        -           -           2,096       2,096

Balance, November 30, 1995  1,216.668  $ 1,216,668  1,000  $1,000,000  2,989,483  $ 2,990  $ 5,026,453  $(6,888,131)  $ 357,980

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           Consolidated Statements of Cash Flows
                                                        For the Years Ended
                                                             November 30,
                                                      1995               1994
Cash flows from operating activities
    Net income (loss)                          $    2,096        $    (628,476)
    Adjustments to reconcile net income
    (loss) to net cash from operating activities -
        Depreciation and amortization              50,620               41,950
        Provision for loss on accounts receivable   8,000              (25,935)
        Provision for loss on notes receivable     (1,358)              (3,231)
        Net loss on investment in assets held
        for sale                                   45,240               44,289
        Discount on notes receivable               (3,256)               9,769
        Deferred revenue, net                    (155,540)              19,404
        Deferred rent                              (4,928)             (12,000)
        Deferred franchise costs                  (82,967)              12,371
        Franchise fee revenue financed through
        notes receivable                         (203,726)            (160,145)
        Franchise fee revenue recognized on sale of assets held for sale            (19,950)            -
        Changes in operating assets and liabilities -
            Accounts receivable                   (37,131)              (6,274)
            Inventories                           (19,655)              21,850
            Prepaid expenses and other
            current assets                        (12,070)              47,718
            Deposits and other                     18,860              (12,879)
            Trade accounts payable                125,723              (11,937)
            Accrued expenses                       13,569               98,109
            Deposits from franchisees              (7,500)                 -
            Due to advertising fund                 3,061                6,506

                                                 (283,008)              69,565
                Net cash (used by)
                operating activities             (280,912)            (558,911)

Cash flows from investing activities
    Capital expenditures                          (27,182)             (59,767)
    Purchase/additions of assets held for sale    (34,750)            (229,641)
    Proceeds from sale of assets held for sale     25,000              200,500
    Payments on notes receivable                  241,677              114,145
                Net cash provided by
                investing activities              204,745               25,237

Cash flows from financing activities
    Payments on long-term debt                    (27,366)             (13,926)
    Issuance of note payable                           -               500,000
                Net cash (used in) provided
                by financing activities           (27,366)             486,074


Net (decrease) in cash and cash equivalents      (103,533)             (47,600)

Cash and cash equivalents, beginning of year      157,832              205,432

Cash and cash equivalents, end of year         $   54,299        $     157,832

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


Supplemental disclosure of cash flow information -
    Cash paid during the year for interest $7,375 (1995) and $4,018 (1994).

Supplemental schedule of non-cash investing and financing activities:
    During the year ended November 30, 1995, pursuant to the resale of two franchises, notes receivable of $52,000 were issued.
    At November 30, 1995 and 1994, $140,000 and $320,844 of
notes receivable additions are included in deferred revenue, respectively.
    During the year ended November 30, 1994, pursuant to the purchase of a franchise held for sale, the Company assumed a note payable of $31,836.
    During the year ended November 30, 1994, $26,128 of notes receivable were written off against deferred revenue.

    During the year ended November 30, 1994, pursuant to the resale of a franchise, a note receivable in the amount of $34,227 was reclassified to assets held for sale.
    During the year ended November 30, 1994, the Company issued 500 shares of Series B preferred stock in satisfaction of a $500,000 note payable.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
Note 1 - Organization and Summary of Significant Accounting
Policies

Organization

Pak Mail Centers of America, Inc. was incorporated in
Colorado in 1984 and is engaged in the business of marketing, franchising, and owning Pak Mail Retail and Service Centers which specialize in custom packaging of items to be mailed or shipped throughout the United States and Mexico.


The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The following table summarizes the number of domestic Pak
Mail Retail and Service Centers in operation during the last two fiscal years:
                                                            November 30,
                                                          1995          1994
Domestic franchises:
    Franchise centers in operation                         249           220
    Company operated service centers in operation           -              2
    Rights to franchise centers sold and not in operation   14            26

                                                           263           248

As shown in the accompanying consolidated financial statements, the Company realized net income of approximately $2,100 and a net loss of approximately $628,000, for the years ended November 30, 1995 and 1994, respectively. The Company has sought and received assurances from an affiliate of the majority stockholder of the Company as to its financial ability and intent to provide ongoing financial support so as to enable the Company to continue as a going concern through November 30, 1996.

Cash and Cash Equivalents

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories consist of equipment and supplies held for resale to franchisees for use at their store locations or held at corporate owned stores for resale to the public and are stated at the lower of cost (determined on the first-in, first-out method) or market.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
Note 1 - Organization and Summary of Significant Accounting
Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three years.

Investments in Assets Held for Sale

Investments in assets held for sale are stores which have been repurchased from franchisees or built-out by the Company and stated at cost which management believes approximates, or is lower than, market.

Franchise Fee Revenue Recognition

The Company has awarded franchise rights under the following franchise agreements:

 . Individual franchise agreement - Right to operate one store at a location to be determined. Franchise fees are payable in cash or notes upon execution of agreement.


 . Area franchise agreement - Right to develop stores within a specified geographic area. Area franchise fee (based upon estimated development potential of area) is payable in cash and notes upon execution of agreement. Upon awarding of individual franchises within the franchise area, the Company typically receives 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area.

 . Area director marketing agreement - Right to market and sell franchises within a specified geographic region. The marketing fee is payable in cash and notes upon execution of agreement. Upon selling of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area director receives 40%. The area director receives 50% of the royalties from individual franchisees within the area.

Individual franchise fees outside a developer area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company and the franchise has commenced operations.

Domestic area franchise fees are deferred and recognized as revenue on a straight-line basis as the stores within the area are opened or upon completion of the initial training program depending on the terms of the agreement. Individual franchise fees within a domestic developer area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company, principally site selection and training.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting
Policies (continued)

Franchise Fee Revenue Recognition (continued)

Area director marketing fees are recognized as income upon completion of the initial training to the area director and collection of the marketing fee. The Company has the option to terminate the agreement before training is completed at which time the marketing fee is refundable.


During 1993, the Company began offering foreign area franchises outside of the United States of America. Foreign area franchise fees are deferred and recognized as revenue upon completion of all material services to the developer which is initial training to the area developer and collection of notes receivable is assured beyond a reasonable doubt. Individual franchise fees within a foreign developer area are recognized as revenue upon receipt as all material services to the franchise are performed by the foreign area developer.

Incremental development costs are deferred, but not in excess of the deferred revenue and are expensed when the revenue is recognized.

Royalties From Franchisees

Royalties from franchisees are based upon a percentage of each franchisee's sales and are recognized based upon reported sales activity by each franchisee.

Net Income (Loss) Per Common Share

Income (loss) per common share is determined by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded as their effect would be anti-dilutive.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred Franchise Costs

Costs related to the development of the franchise operations are capitalized and amortized over the expected period of benefit of seven years. These costs are primarily comprised of costs incurred to develop the franchise documents.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting
Policies (continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 1995, $438,125 of notes receivable are offset by comparable amounts in deferred revenue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Property and Equipment

Equipment consists of the following:
                                                     November 30,
                                               1995               1994
Office equipment                       $    228,604        $    206,333
Furniture and fixtures                      143,046             138,135
                                            371,650             344,468
Less accumulated depreciation              (318,108)           (273,547)

                                       $    53,542          $    70,921

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 3 - Notes Receivable

Notes receivable consist of franchise fees and area developer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise center and the majority of the notes are personally guaranteed by the owners of each franchise. Notes receivable consist of the following:

                                                           November 30,
                                                      1995            1994
Non-interest-bearing notes; interest
imputed at 8%, net of unamortized
discounts of $6,513 and $9,768 at
November 30, 1995 and 1994, respectively.      $    463,936      $    594,477

Interest-bearing notes; interest
rates from 8% to 12.5%                              377,646            89,800

                                                    841,582           684,277
    Less allowance for doubtful collections         (35,997)          (37,355)

                                               $    805,585      $    646,922

Notes receivable include $438,125 of financed franchise fees and area developer fees which are included in deferred revenue. It is the Company's policy not to impute interest on these notes until the earnings process is complete. Included in these notes are financed area developer fees whose maturities are based upon the expected opening of franchises within the area.

Future minimum principal payments to be received pursuant to the notes are as follows:

    Year Ending November 30,
    1996        $    307,828
    1997             207,304
    1998             208,405
    1999             113,710
    2000               4,335

                $    841,582

At the time the notes receivable are executed, the Company reserves an allowance for doubtful collections. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 4 - Long-Term Debt

                                                         November 30,
                                                   1995              1994
Unsecured note payable, stated interest
at 3%, net of unamortized discounts of
$3,008 and $5,780 at November 30, 1995
and 1994, respectively.  Due in annual
principal and interest installments
through October 1997.
                                             $    45,004        $    42,232

Note payable, paid in full during
fiscal year 1995.                                    -               30,138

                                                  45,004             72,370

    Less current portion                         (31,242)           (21,084)

The allowance for doubtful collections       $    13,762        $    51,286

Maturities of long-term debt are as follows:
    Year Ending November 30,
    1996        $    31,242
    1997             13,762

                $    45,004

Note 5 - Stockholders' Equity

In January, 1995, the Board of Directors approved a 1:50 reverse stock split. All references in the accompanying consolidated financial statements to the number of shares and per share amounts for all periods presented have been restated to reflect the reverse stock split.

Dividends on the Series A and Series B Preferred Stock (Stock) accrue at 8% commencing on the date of issuance and are payable annually, subject to certain cumulative net income requirements, as declared by the Board of Directors, commencing March 31, 1993 and March 31, 1995, respectively. As of November 30, 1995, dividends of approximately $530,000 were in arrears. The Stock may be redeemed at the option of the Company, in whole or in part, and holds a liquidation preference at a price per share equal to $1,000 plus all dividends accrued and unpaid to the date of redemption.
Both series of preferred stock, among other items, have certain preferential rights related to the appraisal on the sale of stock or assets of the Company.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 5 - Stockholders' Equity (continued)

Mr. John Kelly, an officer of the Company, and the Company are parties to a stock purchase agreement dated July 15, 1990 (the Stock Purchase Agreement), pursuant to which the
Company has agreed to issue and sell, and Mr. Kelly has agreed to purchase 4,000 shares of the Company's common stock at a price of $2.75 per share on July 15 of each of the years 1990 through 1994. The 1994 and 1993 purchases have not yet been consummated.

During the year ended November 30, 1994, D.P. Kelly &
Associates, an affiliate of Pak Mail Investment Partnership
L.P., loaned cash of $500,000 through a note payable which was later converted to 500 shares of Series B preferred stock.


Note 6 - Advertising Fund

All franchisees are required to pay a monthly advertising fee to the Company which is used to provide national, regional and local marketing for the franchisees. The
Company acts as agent for the advertising fees. During fiscal year 1994, the Company created trusts to separately account for all advertising fund activity. Certain franchisees within various regions are co-trustees of the trust. At November 30, 1995, the advertising fund is a separate legal entity, and therefore, the Company is no longer contingently liable for any fund liabilities incurred; nor is the fund activity reflected in the accompanying consolidated financial statements.

Note 7 - Income Taxes

The components of long-term deferred tax assets are as follows:

                                                            November 30,
                                                    1995              1994
    Deferred tax assets
        Net operating loss carryforward     $    1,857,000        $ 1,862,500
        Reserves and other deferrals                55,500             52,000
        Depreciation                                 3,500              2,500
            Total deferred tax assets            1,916,000          1,917,000
        Valuation allowance                     (1,916,000)        (1,917,000)

                                            $       -             $       -

At November 30, 1995, the Company has net operating loss carryforwards for tax purposes of approximately $6,166,000.
If not used, these carryforwards will expire in varying amounts during the years 1999 to 2009. Due to changes in ownership in 1989, the net operating loss carryforwards may be limited in the amount that can be utilized.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 8 - Related Party Transactions

The Company purchases certain equipment for resale through an exclusive supplier agreement with a stockholder and former director of the Company. Purchases were $90,120 and $61,037, in 1995 and 1994, respectively.


Note 9 - Employee Benefit Plan

Effective December 1, 1991, the Company established the Pak Mail 401(k) Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Costs incurred by the Company in connection with the plan were approximately $10,500 and $4,900 for the years ended November 30, 1995 and 1994, respectively.


Note 10 - Commitments

Operating Lease Commitments

The Company leases office space and office equipment under noncancelable operating leases. Aggregate future minimum rental commitments for these operating leases as of November
30, 1995 are as follows:

    Year Ending November 30,
    1996       $    161,521
    1997            158,157
    1998            154,794
    1999            157,776
    2000             79,632

               $    711,880

Rental expense for 1995 and 1994 was approximately $238,000 and $227,000, respectively.

                               EXHIBIT INDEX

 Document                                                   Page No.

 (3).(i)       Articles of Incorporation.

 (3)(b)        Bylaws incorporated by reference to
                Exhibit (3)(b) of the Company's Annual
                Report on Form 10-K dated March 13,
                1992.

 (10)(a)       Letter from the Company to John E.
                Kelly dated September 14, 1989
                incorporated by reference to Exhibit
                (10)(a) of the Company's Annual Report
                on Form 10-K dated February 27, 1990.

 (10)(b)       Form of presently used Area Developer
                Agreement incorporated by reference to
                Exhibit 10(b) of the Company s Annual
                Report on Form 10-K dated January 23,
                1995.

 (10)(c)       Form of presently used Individual
                Franchise Agreement incorporated by
                reference to Exhibit 10(c) of the
                Company s Annual Report on Form 10-K
                dated January 23, 1995.

 (10)(d)       Agreement dated June 19, 1985, as
                amended August 4, 1989, by and between
                Security Manufacturing Corporation and
                the Company incorporated by reference
                to Exhibit (10)(f) of the Company's
                Annual Report on Form 10-K dated
                February 27, 1990.

 (10)(e)       Pak Mail Centers of America, Inc.
                Management Incentive Plan for Fiscal
                Year 1995.

 (10)(f)       Pak Mail Centers of America, Inc.
                Management Incentive Plan for Fiscal
                Year 1994 incorporated by reference to
                Exhibit (10)(f) of the Company's
                Annual Report on Form 10-K dated
                January 23, 1995.

 (16)          Letter of KPMG Peat Marwick regarding
                change in certifying accountant
                incorporated by reference to Exhibit
                16 of the Company's Form 8-K dated
                February 4, 1994.

 (21)          Subsidiaries of the Issuer.