Form 10QSB
period 1996-02-29
PAK MAIL CENTERS OF AMERICA INC
filed 1996-04-16
CIK 754921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 29, 1996

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

     Yes [X]     No [ ]

     As of April 15, 1996, there were outstanding 2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                FEBRUARY       NOVEMBER
                                                29, 1996       30, 1995
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                        48,665        54,299
    Accounts receivable, net of allowance
          of $166,299 (1996) and $161,000 (1995)    296,667       335,377
    Inventories                                      35,714        46,438
    Prepaid expenses and other current assets        62,136        40,918
                                               ------------    ----------
      Total current assets                          443,182       477,032
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                58,360        53,542
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          748,058       805,585
    Investment in assets held for sale               38,307        33,921
    Deposits and other                               53,908        54,116
    Deferred franchise costs, net                    91,373       141,258
                                               ------------    ----------
                                                    931,646     1,034,880
                                               ------------    ----------

                                                  1,433,188     1,565,454
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,002        31,242
    Trade accounts payable                          378,509       360,990
    Accrued commissions                              30,021        30,021
    Other accrued expenses                          119,799        89,791
    Due to advertising fund                             731        32,317
                                               ------------    ----------
      Total current liabilities                     545,062       544,361
                                               ------------    ----------

  Deferred revenue                                  580,001       649,351

  Long-term debt                                     10,196        13,762

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding                 1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding                 1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -6,948,182    -6,888,131
                                               ------------    ----------
      Total stockholders' equity                    297,929       357,980
                                               ------------    ----------

                                                  1,433,188     1,565,454
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations


                                                          THREE MONTHS ENDED
                                                               FEBRUARY
                                                            29,         28,
                                                              (Unaudited)
                                                        ---------------------
                                                            1996       1995
                                                        ---------  ----------
REVENUE
Individual franchise fees                                 121,928      95,000
Area franchise fees                                         8,000     125,276
Royalties from franchisees                                565,490     470,786
Sales of equipment, supplies
 and services                                             121,402     215,404
Interest income                                             4,818       3,307
Other                                                      15,185      28,744
                                                        ---------   ---------
                                                          836,823     938,517
                                                        ---------   ---------

COST AND EXPENSES
Royalties paid to area franchisees                        158,239      99,583
Commissions on franchise sales                             74,520      57,972
Cost of sales of equipment,
      supplies and services                               105,104     178,736
Advertising                                                50,099      40,843
Other selling, general
    and administrative                                    490,515     539,728
Depreciation and amortization                              11,211      11,602
Loss on Investment in assets
    held for resale                                         5,945           0
Interest                                                    1,241       1,257
                                                        ---------   ---------
                                                          896,874     929,721
                                                        ---------   ---------

    Net income (loss)                                     -60,051       8,796
                                                        =========   =========


Net income (loss) per common share                           *          *
                                                        =========   =========

Weighted average number of common
         shares outstanding                             2,989,483   2,989,483
                                                        =========   =========

* Amount less than $.01

See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                     THREE MONTHS ENDED
                                                   FEBRUARY       FEBRUARY
                                                      29,            28,
                                                     1996           1995
                                                         (Unaudited)
                                                   ---------    -----------
Cash flows from operating activities
Net income(loss)                                  $  -60,051   $      8,796
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       11,211         11,602
  Amortization of discount on note payable               693            693
  Deferred revenue                                   -69,350        -28,158
  Deferred rent                                            0         -3,000
  Change in operating assets and liabilities-
    Accounts receivable                               38,710          1,891
    Inventories                                       10,724              0
    Prepaids and deferred franchise costs             28,667        -63,202
    Notes receivable                                  57,527         17,024
    Deposits and other                                   208          2,989
    Trade accounts payable                            17,519         15,241
    Accrued expenses                                  30,008        -19,675
    Due to ad fund                                   -31,586        -17,533
                                                   ---------    -----------
   Net cash used by operating activities              34,280        -73,332
                                                   ---------    -----------

Cash flows from investing activities
  Capital expenditures                               -16,029         -5,876
  Purchase of assets held for sale                    -4,386         -5,568
                                                   ---------    -----------
   Net cash used by investing activities             -20,415        -11,444
                                                   ---------    -----------

Cash flows from financing activities
 Payments on long-term debt                          -19,499         -3,336
                                                   ---------     ----------
  Net cash provided (used) by financing activities   -19,499         -3,336
                                                   ---------     ----------

Net (decrease) in cash and cash equivalents           -5,634        -88,112

Cash and cash equivalents at beginning of year        54,299        157,832
                                                   ---------      ----------

Cash and cash equivalents at end of period            48,665   $     69,720
                                                   =========     ==========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     1,241   $      1,257
                                                   =========     ==========

See Accompanying Notes to Financial Statements

                      PAK MAIL CENTERS OF AMERICA, INC.
                  Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1995 through April 15, 1996, the Company awarded 13 individual franchises and as of April 15, 1996, the Company had 280 individual franchise agreements in existence.

          The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (Company). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 29, 1996, results of operations for the three months ended February 29, 1996 and February 28, 1995 and cash flows for the three months ended February 29, 1996 and February 28, 1995.

          The results of operations for the three months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See
          Item 1.



          LIQUIDITY AND CAPITAL RESOURCES

          The Company experienced cash flow deficiencies of $5,635 ($20,415 from investing activities and $19,499 from financing activities offset by $34,280 provided from operating activities) during the three months ended February 29, 1996.


          Deferred revenue decreased $69,350 to $580,001 at February 29, 1996. The decrease is primarily a result of recognizing revenue on 4 of the 8 individual franchise fees that were deferred as of November 30, 1995. The Company has deferred the recognition of revenue with respect to 2 of the 5 individual franchises awarded during the three months ended February 29, 1996. The Company anticipates that all of the deferred individual franchise fees will be recognized as revenue in fiscal 1996.



          RESULTS OF OPERATIONS

          Three months ended February 29, 1996, compared to three months ended February 28, 1995
          Total revenues decreased $101,694 (10.8%) to $836,823 for the three months ended February 29, 1996. The decrease is primarily attributable to decreases in Area franchise fees (down 93.6% from $125,276 to $8,000) and Sales of equipment, supplies and services (down 43.6% from $215,404 to $121,402) partially offset by increases in Royalties from franchisees (up 20.1% from $470,786 to $565,490) and Individual franchisee fees (up 28.3% from $95,000 to $121,928).

          The $117,276 decrease in revenue from Area franchise fees is primarily due to no awards recognized during the three months ended February 29, 1996 compared to two awards recognized during the same period in 1995.

          The $94,002 decrease in Sales of equipment, supplies and services is primarily due to the decrease in the number of new franchisees that purchased equipment during the three months ending February 29, 1996 compared to the same prior year period. The Company opened 8 stores during the three months ended February 29, 1996 compared to 15 for the same prior year period.

          The $94,704 increase in royalties is due to increases in the average store volumes and number of stores open.

          The $26,928 increase in Individual franchise fees represents the recognition of revenue from two additional franchises during the three months ending February 29, 1996 compared to the same prior year period and a differing mix of per franchise revenue recognition.

          Total expenses decreased $32,847 (3.5%) to $896,874 for the three months ended February 29, 1996. The decrease is primarily attributable to a decreases in Cost of sales of equipment, supplies and services (down 41.2% from $178,736 to $105,104) and Selling, general and administrative (down 9.1% from $539,728 to $490,515) partially offset by an increase in Royalties paid to area franchisees (up 58.9% from $99,583 to $158,239).

          The $73,632 decrease in Cost of sales of equipment, supplies and services is primarily due to the decrease in the number of new franchisees that purchased equipment during the three months ending February 29, 1996 compared to the prior year period.

          The $49,213 decrease in Selling, general and administrative relates primarily to an decreases in employee benefits, convention expense and the elimination of the regional office the Company maintained during fiscal 1995. The $19,420 decrease in employee benefits relates to an unusually high occurrence of employee health claims during the first quarter of 1995. Through the first quarter of fiscal 1995, the Company participated in a self funded health insurance program where the Company is responsible for the first $5,000 of each employee claim incurred. In October 1995, the Company switched health insurance coverage to a fixed premium coverage program. The $14,161 decrease in convention expense relates to the 1995 annual convention. The Company does not plan to hold a convention in fiscal 1996.

          The $58,656 increase in Royalty rebates relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.



PART II.                 OTHER INFORMATION

Item 1.   Legal Proceedings.

     Irwin Jacobs v. Pak Mail Centers of America, Inc. and South Florida Realprop, Inc. d/b/a/ Pak Mail Centers of America Southern Region, Civil Action, File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc. ( SFRP ) provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorney's fees. The case was removed by the Company to the United States District Court for the Northern District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV. Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings Pending Arbitration, which was granted on January 29, 1996. The Company intends to contest vigorously any arbitration filed by Jacobs.

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



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
April 15, 1996          Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
April 15, 1996               John E. Kelly
                             President