Form 10QSB
period 1996-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 1996-07-12
CIK 754921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 1996

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

     Yes [X]     No [ ]

     As of July 12, 1995, there were outstanding 2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                  MAY          NOVEMBER
                                                31, 1996       30, 1995
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                        82,325        54,299
    Accounts receivable, net of allowance
          of $172,295 and $161,000                  245,846       335,377
    Inventories                                      36,091        46,438
    Prepaid expenses and other current assets        49,616        40,918
                                               ------------    ----------
      Total current assets                          413,878       477,032
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                51,607        53,542
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          694,714       805,585
    Investment in assets held for sale               38,307        33,921
    Deposits and other                               55,699        54,116
    Deferred franchise costs                        157,617       141,258
                                               ------------    ----------
                                                    946,337     1,034,880
                                               ------------    ----------

                                                  1,411,822     1,565,454
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,002        31,242
    Trade accounts payable                          287,373       360,990
    Accrued commissions                              27,522        30,021
    Other accrued expenses                          174,573        89,791
    Due to advertising fund                          47,164        32,317
                                               ------------    ----------
      Total current liabilities                     552,634       544,361
                                               ------------    ----------

  Deferred revenue                                  677,533       649,351

  Long-term debt                                     10,888        13,762

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding                 1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding                 1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 and 2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -7,075,344    -6,888,131
                                               ------------    ----------
      Total stockholders' equity                    170,767       357,980
                                               ------------    ----------

                                                  1,411,822     1,565,454
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                         MAY,31                  MAY,31
                                       (Unaudited)             (Unaudited)
                                   -------------------   ---------------------
                                      1996       1995        1996       1995
                                   --------- ---------   ---------  ----------
REVENUE
Individual franchise fees             81,800   258,100     203,728     353,100
Area franchise fees                   59,498   140,506      67,498     265,782
Royalties from franchisees           397,932   318,915     963,422     789,701
Sales of equipment, supplies
 and services                        116,253   249,928     237,655     465,332
Interest income                        1,377     2,500       6,195       5,807
Other                                  3,422    12,957      18,607      41,701
                                   --------- ---------   ---------  ----------
                                     660,282   982,906   1,497,105   1,921,423
                                   --------- ---------   ---------  ----------

COST AND EXPENSES
Royalties paid to area franchisees   140,756    75,244     298,995     174,827
Commissions on franchise sales        46,040   125,440     120,560     183,412
Cost of sales of equipment,
      supplies and services          102,628   214,684     207,732     393,420
Advertising                           54,049    56,597     104,148      97,440
Other selling, general
    and administrative               427,614   502,736     918,129   1,042,464
Depreciation and amortization         12,684    11,320      23,895      22,922
Interest                                 693     1,223       1,934       2,480
                                   --------- ---------   ---------  ----------
                                     787,446   987,244   1,684,320   1,916,965
                                   --------- ---------   ---------  ----------

    Net income (loss)               -127,164    -4,338    -187,215       4,458
                                   ========= =========   =========  ==========


Net income (loss) per common share   -.04        *         -.06         *
                                   ========= =========   =========  ==========

Weighted average number of common
         shares outstanding        2,989,482 2,989,482   2,989,482   2,989,482
                                   ========= =========   =========  ==========

* Amount less than $.01

See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                       SIX MONTHS ENDED
                                                            MAY 31
                                                         (Unaudited)
                                                     1996          1995
                                                   ---------    ----------
Cash flows from operating activities
Net income(loss)                                  $ -187,215   $     4,458
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       23,895        22,922
  Amortization of discount on note payable               693           693
  Deferred revenue                                    28,182       -52,676
  Deferred rent                                            0        -4,928
  Change in operating assets and liabilities-
    Accounts receivable                               89,531        26,758
    Inventories                                       10,347         1,688
    Prepaids and deferred franchise costs            -25,057       -61,621
    Notes receivable                                 110,871       -26,807
    Deposits and other                                -1,583        10,150
    Trade accounts payable                           -73,617        38,783
    Accrued expenses                                 -17,717        -4,535
    Deposits from Franchisees                              0        -5,000
    Due to Ad Fund                                    14,847       -17,533
                                                   ---------    ----------
   Net cash used by operating activities             -26,823       -69,648
                                                   ---------    ----------

Cash flows from investing activities
  Capital expenditures                               -21,960       -20,977
  Purchase of assets held for sale                    -4,386        11,464
                                                   ---------    ----------
   Net cash used by investing activities             -26,346        -9,513
                                                   ---------    ----------

Cash flows from financing activities
 Payments on Long-term debt                          -18,807        -3,463
 Advances from affiliate                             100,000             0
                                                   ---------    ----------
  Net cash provided (used) by financing activities    81,193        -3,463
                                                   ---------    ----------

Net (decrease) in cash and cash equivalents           28,026       -80,624

Cash and cash equivalents at beginning of year        54,299       157,832
                                                   ---------    ----------

Cash and cash equivalents at end of period            82,325   $    77,208
                                                   =========    ==========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     1,934   $     1,094
                                                   =========    ==========

See Accompanying Notes to Financial Statements

          PAK MAIL CENTERS OF AMERICA, INC.
      Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1995 through July 12, 1996, the Company awarded 22 individual franchises and as of July 12, 1996, the Company had 290 individual franchise agreements in existence.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (Company). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1996, results of operations for the three months and six months ended May 31, 1995 and 1996 and cash flows for the six months ended May 31, 1995 and 1996.

The results of operations for the six months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See
Item 1.



LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a positive cash flow of $28,026 ($81,195 cash provided from financing activities, offset by cash used of $26,346 from investing activities and $26,823 from operating activities) during the six months ended May 31, 1996. D. P. Kelly & Associates LP, an affiliate of the Company's majority shareholder, made advances in an aggregate amount of $100,000 during the six months ending May 31, 1996.

Deferred revenue increased $28,182 to $677,533 at May 31, 1996.
The increase is a result of deferring the recognition of revenue from 8 new individual franchises awarded through May 31, 1996 offset by the recognition of area franchise revenue that was deferred as of November 30, 1995. The Company has deferred the recognition of revenue with respect to 11 of the 18 individual franchises awarded during the six months ended May 31, 1996 and has deferred the recognition of revenue with respect to 15 individual franchise fees as of May 31, 1996. The Company anticipates that all of the deferred individual franchise fees will be recognized as revenue in fiscal 1996.


RESULTS OF OPERATIONS

Three months ended May 31, 1996, compared to three months ended May 31, 1995
Total revenues decreased $322,624 (32.8%) to $660,282 for the three months ended May 31, 1996. The decrease is primarily attributable to decreases in Area franchise fees (down 57.7% from $140,506 to $59,498), Individual franchise fees (down 68.3% from $258,100 to $81,800), Sales of equipment, supplies and services (down 53.5% from $249,928 to $116,253) partially offset by an increase in Royalties from franchisees (up 24.8% from $318,915 to $397,932).

The $81,008 decrease in revenue from Area franchise fees is primarily due to no awards recognized during the three months ending May 31, 1996 compared to one domestic award and 2 international awards recognized during the three months ended May 31, 1995. During the three months ended May 31, 1996 the
Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1995.

The $176,300 decrease in Individual franchise fees represents 8 less awards recognized during the three months ending May 31, 1996 compared to the same period in 1995 and a differing mix of per franchise revenue recognition. The Company recognized 5 and 13 individual franchise awards respectively during the three months ended May 31, 1996 and 1995.

The $133,675 decrease in Sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ending May 31, 1996 compared to the same prior year period.

The $79,017 increase in royalties is due to increases in the average store volumes and number of stores open.

Total expenses decreased $199,798 (20.2%) to $787,446 for the three months ended May 31, 1996. The decrease is primarily attributable to a decreases in Cost of sales of equipment, supplies and services (down 52.2% from $214,684 to $102,628), Commissions on franchise sales (down 63.3% from $125,440 to $46,040) and Other selling, general and administrative (down 14.9% from $502,736 to $427,614) partially offset by an increase in Royalties paid to area franchisees (up 87.1% to $140,756 from $75,244).

The $112,056 decrease in Cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ending May 31, 1996 compared to the prior year period.

The $79,400 decrease in Commissions is due primarily to the decreased number of individual and area franchise sales made during the first three months ending May 31, 1996 compared to the same prior year period and the differing mix of commissions per franchise.

The $75,122 decrease in Other selling, general and administrative relates primarily to decreases in salaries and payroll taxes, printing and convention expenses.

The $65,512 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.

Six months ended May 31, 1996, compared to six months ended
May 31, 1995
Total revenues decreased $424,318 (22.1%) to $1,497,105 for the six months ended May 31, 1996. The decrease is primarily attributable to decreases in Area franchise fees (down 74.6% from $265,782 to $67,498), Individual franchise fees (down 42.3% from $353,100 to $203,722), Sales of equipment, supplies and services (down 48.9% from $465,332 to $237,655) partially offset by an increase in Royalties from franchisees (up 22.0% from $789,701 to $963,422).

The $198,284 decrease in revenue from Area franchise fees is primarily due to no awards recognized during the six months ending May 31, 1996 compared to 3 domestic awards and 2 international awards recognized during the six months ended May 31, 1995.
During the six months ended May 31, 1996 the Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1995.

The $149,372 decrease in Individual franchise fees represents 7 less awards recognized during the six months ending May 31, 1996 compared to the same period in 1995 and a differing mix of per franchise revenue recognition. The Company recognized 11 and 18 individual franchise awards respectively during the six months ended May 31, 1996 and 1995.

The $227,677 decrease in Sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the six months ending May 31, 1996 compared to the same prior year period.

The $173,721 increase in royalties is due to increases in the average store volumes and number of stores open.

Total expenses decreased $232,645 (12.1%) to $1,684,320 for the six months ended May 31, 1996. The decrease is primarily attributable to a decreases in Cost of sales of equipment, supplies and services (down 47.2% from $393,420 to $207,732), Commissions on franchise sales (down 34.3% from $183,412 to $120,560) and Other selling, general and administrative (down 11.9% from $1,042,464 to $918,129) partially offset by an increase in Royalties paid to area franchisees (up 71.0% from $174,827 to $298,995).

The $185,688 decrease in Cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the six months ending May 31, 1996 compared to the prior year period.

The $62,852 decrease in Commissions is due primarily to the decreased number of individual and area franchise sales made during the first six months ending May 31, 1996 compared to the same prior year period and the differing mix of commissions per franchise.

The $124,335 decrease in Other selling, general and administrative relates primarily to an decreases in salaries, payroll taxes and employee benefits, printing, rent and convention expenses.

The $124,168 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.


PART II.                 OTHER INFORMATION


Item 1.   Legal Proceedings.

Irwin Jacobs v. Pak Mail Centers of America, Inc. and South Florida
Realprop, Inc. d/b/a/ Pak Mail Centers of America Southern Region, Civil Action, File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc. ("SFRP") provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorney's fees. The case was removed by the Company to the United States District Court for the Northern District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV. Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings Pending Arbitration, which was granted on January
29, 1996. The Company intends to contest vigorously any arbitration filed by Jacobs.



Item 2.   Changes in Securities.

None.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on May 1, 1996, at which directors were elected and the Company's appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company's independent certified public accountants for the year ending November 30, 1996 was ratified (the Auditor Ratification).

      The tally for the election of directors was as follows:

DIRECTOR                FOR              AGAINST            ABSTAINING

J. S. Corcoran       1,898,344              0                 37,276
John W. Grant        1,898,344              0                 37,276
F. Edward Gustafson  1,898,344              0                 37,276
John E. Kelly        1,898,194             150                37,276
William F. White     1,898,344              0                 37,276

        The tally for the Auditor Ratification was 1,891,750 shares voted in favor, 550 shares voted against and 43,320 shares abstaining.


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



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
July 12, 1996                Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
July 12, 1996                John E. Kelly
                             President