Form 10QSB
period 1996-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 1996-10-15
CIK 754921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 1996

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

     Yes [X]     No [ ]

     As of August 15, 1996, there were outstanding 2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                AUGUST         NOVEMBER
                                                31, 1996       30, 1995
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                       130,124        54,299
    Accounts receivable, net of allowance
          of $182,241 (1996) and $161,000 (1995)    242,736       335,377
    Inventories                                      33,683        46,438
    Prepaid expenses and other current assets        42,950        40,918
                                               ------------    ----------
      Total current assets                          449,493       477,032
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                42,721        53,542
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          679,415       805,585
    Investment in assets held for sale               33,507        33,921
    Deposits and other                               53,140        54,116
    Deferred franchise costs, net of
       accumulated amortization of
       $11,363 (1996) and $5,347 (1995)             157,042       141,258
                                               ------------    ----------
                                                    923,104     1,034,880
                                               ------------    ----------

                                                  1,415,318     1,565,454
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,004        31,242
    Trade accounts payable                          230,658       360,990
    Accrued commissions                              22,450        30,021
    Other accrued expenses                          182,046        89,791
    Due to advertising fund                          43,493        32,317
                                               ------------    ----------
      Total current liabilities                     494,651       544,361
                                               ------------    ----------

  Deferred revenue                                  664,032       649,351

  Long-term debt                                     11,581        13,762

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding                 1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding                 1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 and 2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -7,001,057    -6,888,131
                                               ------------    ----------
      Total stockholders' equity                    245,054       357,980
                                               ------------    ----------

                                                  1,415,318     1,565,454
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                        AUGUST 31,              AUGUST 31,
                                       (Unaudited)             (Unaudited)
                                   -------------------   ---------------------
                                      1996       1995        1996       1995
                                   --------- ---------   ---------  ----------
REVENUE
Individual franchise fees            221,000   322,240     424,728     675,340
Area franchise fees                  103,848    11,578     171,346     277,360
Royalties from franchisees           397,844   348,671   1,361,266   1,138,372
Sales of equipment, supplies
 and services                        188,269   262,856     425,924     728,188
Interest income                        9,664     2,259      15,859       8,066
Other                                 14,761    22,193      33,368      63,894
                                   --------- ---------   ---------  ----------
                                     935,386   969,797   2,432,491   2,891,220
                                   --------- ---------   ---------  ----------

COST AND EXPENSES
Royalties paid to area franchisees   123,147    78,284     422,142     253,111
Commissions on franchise sales       129,224   162,999     249,784     346,411
Cost of sales of equipment,
      supplies and services          170,604   235,547     378,336     628,967
Advertising                           37,658    34,034     141,806     131,474
Other selling, general
    and administrative               380,941   450,931   1,299,070   1,493,395
Depreciation and amortization         12,034    11,703      35,929      34,625
Loss on investment in assets held
    for resale                         5,904         0      14,831           0
Interest                               1,585     3,720       3,519       6,200
                                   --------- ---------   ---------  ----------
                                     861,097   977,218   2,545,417   2,894,183
                                   --------- ---------   ---------  ----------

    Net income (loss)                 74,289    -7,421    -112,926      -2,963
                                   ========= =========   =========  ==========


Net income (loss) per common share    .02        *         -.04         *
                                   ========= =========   =========  ==========

Weighted average number of common
         shares outstanding        2,989,483 2,989,483   2,989,483   2,989,483
                                   ========= =========   =========  ==========

* Amount less than $.01

See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                      NINE MONTHS ENDED
                                                          AUGUST 31
                                                         (Unaudited)
                                                     1996          1995
                                                   ---------    ----------
Cash flows from operating activities
Net income(loss)                                  $ -112,926   $    -2,963
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       35,929        34,625
  Amortization of discount on note payable             2,079         2,079
  Deferred revenue                                    14,681      -219,246
  Deferred rent                                            0        -4,928
  Change in operating assets and liabilities-
    Accounts receivable                               92,641        38,996
    Inventories                                       12,755       -11,677
    Prepaids and deferred franchise costs            -17,816         7,965
    Notes receivable                                 126,170       -16,933
    Deposits and other                                   976        25,908
    Trade accounts payable                          -130,332        33,401
    Accrued expenses                                 -15,316         8,371
    Deposits from Franchisees                              0        -5,000
    Due to Ad Fund                                    11,176       -29,095
                                                   ---------    ----------
   Net cash used by operating activities              20,017      -138,497
                                                   ---------    ----------

Cash flows from investing activities
  Capital expenditures                               -25,108       -24,739
  Sale of assets held for sale                             0        45,688
  Purchase of assets held for sale                       414       -11,413
                                                   ---------    ----------
   Net cash used by investing activities             -24,694         9,536
                                                   ---------    ----------

Cash flows from financing activities
 Payments on Long-term debt                          -19,498       -15,069
 Advances from affiliate                             100,000             0
                                                   ---------    ----------
  Net cash provided (used) by financing activities    80,502       -15,069
                                                   ---------    ----------

Net (decrease) in cash and cash equivalents           75,825      -144,030

Cash and cash equivalents at beginning of year        54,299       157,832
                                                   ---------    ----------

Cash and cash equivalents at end of period           130,124   $    13,802
                                                   =========    ==========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     3,519   $     3,720
                                                   =========    ==========

See Accompanying Notes to Financial Statements

          PAK MAIL CENTERS OF AMERICA, INC.
      Notes to Consolidated Financial Statements

Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December
1, 1995 through October 15, 1996, the Company awarded 33 individual franchises and as of October 15, 1996, the Company had 298 individual franchise agreements in existence.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (Company). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1996, results of operations for the three months and nine months ended August 31, 1995 and 1996 and cash flows for the nine months ended August 31, 1995 and 1996.

The results of operations for the nine months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.



LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a positive cash flow of $75,825 ($80,502 cash provided from financing activities and $20,017 from operating activities, offset by cash used of $24,694 from investing activities) during the nine months ended August 31, 1996. D. P. Kelly & Associates LP, an affiliate of the Company's majority shareholder, made advances in an aggregate amount of $100,000 during the nine months ending August 31, 1996.

Deferred revenue increased $14,681 to $664,032 at August 31, 1996. The increase is a result of deferring the recognition of revenue from 10 new individual franchises awarded through August 31, 1996 offset by the recognition of individual and area franchise revenue that was deferred as of November 30, 1995. The Company has deferred the recognition of revenue with respect to 10 of the 27 individual franchises awarded during the nine months ended August 31, 1996 and has deferred the recognition of revenue with respect to 12 individual franchise fees as of August 31, 1996. The Company anticipates that the majority of the deferred individual franchise fees will be recognized as revenue in fiscal 1996.


RESULTS OF OPERATIONS

Three months ended August 31, 1996, compared to three months ended August 31, 1995
Total revenues decreased $34,411 (3.5%) to $935,386 for the three months ended August 31, 1996. The decrease is primarily attributable to decreases in individual franchise fees (down 31.4% from $322,240 to $221,000) and Sales of equipment, supplies and services (down 28.4% from $262,856 to $188,269) partially offset by an increase in Royalties from franchisees (up 14.1% from $348,671 to $397,844) and Area franchise fees (up from $11,578 to $103,848).

The $101,240 decrease in Individual franchise fees represents 5 less awards recognized during the three months ending August 31, 1996 compared to the same period in 1995 and a differing mix of per franchise revenue recognition. The Company recognized 12 and 17 individual franchise awards respectively during the three months ended August 31, 1996 and 1995.

The $74,587 decrease in Sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ending August 31, 1996 compared to the same prior year period.

The $49,173 increase in royalties is due to increases in the average store volumes and number of stores open.

The $92,270 increase in revenue from Area franchise fees is primarily due to one domestic award recognized during the three months ending August 31, 1996 compared to none during the three months ended August 31, 1995

Total expenses decreased $116,121 (11.9%) to $861,097 for the three months ended August 31, 1996. The decrease is primarily attributable to a decreases in Cost of sales of equipment, supplies and services (down 27.6% from $235,547 to $170,604), Commissions on franchise sales
(down 20.7% from $162,999 to $129,224) and Other selling, general and administrative (down 15.5% from $450,931 to $380,941) partially offset by an increase in Royalties paid to area franchisees (up 57.3% from $78,284 to $123,147).

The $64,943 decrease in Cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ending August 31, 1996 compared to the prior year period.

The $33,775 decrease in Commissions is due primarily to the decreased number of individual and area franchise sales made during the first three months ending August 31, 1996 compared to the same prior year period and the differing mix of commissions per franchise.

The $69,990 decrease in Other selling, general and administrative relates primarily to decreases in salaries, benefits and legal expenses.

The $44,863 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.

Nine months ended August 31, 1996, compared to nine months ended
August 31, 1995
Total revenues decreased $458,729 (15.9%) to $2,432,491 for the nine months ended August 31, 1996. The decrease is primarily attributable to decreases in Area franchise fees (down 38.2% from $277,360 to $171,346), Individual franchise fees (down 37.1% from $675,340 to $424,728) and Sales of equipment, supplies and services (down 41.5% from $728,188 to $425,924) partially offset by an increase in Royalties from franchisees (up 19.6% from $1,138,372 to $1,361,266).

The $106,014 decrease in revenue from Area franchise fees is primarily due to only one award recognized during the nine months ending August 31, 1996 compared to 3 domestic awards and 2 international awards recognized during the nine months ended August 31, 1995. During the nine months ended August 31, 1996 the Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1995.

The $250,612 decrease in Individual franchise fees represents 12 less awards recognized during the nine months ending August 31, 1996 compared to the same period in 1995 and a differing mix of per franchise revenue recognition. The Company recognized 23 and 35 individual franchise awards respectively during the nine months ended August 31, 1996 and 1995.

The $302,264 decrease in Sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the nine months ending August 31, 1996 compared to the same prior year period.

The $222,864 increase in royalties is due to increases in the average store volumes and number of stores open.

Total expenses decreased $348,766 (12.1%) to $2,545,417 for the nine months ended August 31, 1996. The decrease is primarily attributable to a decreases in Cost of sales of equipment, supplies and services (down 39.8% from $628,967 to $378,336), Commissions on franchise sales
(down 27.9% from $346,411 to $249,784) and Other selling, general and administrative (down 13.0% from $1,493,395 to $1,299,070) partially offset by an increase in Royalties paid to area franchisees (up 66.8% from $253,111 to $422,142).

The $250,631 decrease in Cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the nine months ending August 31, 1996 compared to the prior year period.

The $96,627 decrease in Commissions is due primarily to the decreased number of individual and area franchise sales made during the first nine months ending August 31, 1996 compared to the same prior year period and the differing mix of commissions per franchise.

The $194,325 decrease in Other selling, general and administrative relates primarily to an decreases in salaries and related employee benefit costs, printing, rent and convention expenses.

The $169,031 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.


PART II.                 OTHER INFORMATION


Item 1.   Legal Proceedings.

Irwin Jacobs v. Pak Mail Centers of America, Inc. and South Florida Realprop, Inc. d/b/a/ Pak Mail Centers of America Southern Region, Civil Action, File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc. (SFRP) provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorney's fees. The case was removed by the Company to the United States District Court for the Northern District of Georgia on August 29, 1995 and now bears a Civil
Action No. of 1 95-CV-2190-RLV. Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings Pending Arbitration, which was granted on January 29, 1996. The Company intends to contest vigorously any arbitration filed by Jacobs.


Manelle Enterprises, Inc. V. Pak Mail Centers of America, Inc., South Florida Realprop, Inc., Jerald N. Cohn and Jerry G. Nestos, Civil Action No. 96013471. On September 30, 1996, Manelle Enterprises, Inc. (Manelle), a franchisee, filed an action in the Seventeenth Judicial Circuit Court, Broward County, Florida, alleging that South Florida Realprop, Inc. d/b/a Pak Mail Centers of America Southern Region (SFRI), Jerald N. Cohn and Jerry G. Nestos fraudulently induced Manelle to sign a franchise agreement and a lease relating to a Pak Mail store located in Hollywood, Florida. Manelle also alleges that the Company failed to fulfill our obligations under the franchise agreement. Manelle alleges that The Company violated Florida statutes and breached the implied covenant of good faith and fair dealing. Manelle seeks rescission of the franchise agreement and an unspecified amount of damages, attorney's fees, costs and interest. The Company plans to answer or otherwise vigorously defend by challenging the legal sufficiency of the claims as well as the truth of Manelle's allegations. The Company may also file counterclaims against Manelle for, among other things, abandoning its franchise.

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



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
October 15, 1996             Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
October 15, 1996             John E. Kelly
                             President