Form 10KSB
period 1996-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1997-03-19
CIK 754921

FORM 10-KSB

                               SECURITIES
                          AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      November 30, 1996

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

 The Issuer's revenues for its most recent fiscal year were $3,472,593.

The aggregate market value of the Issuer's voting stock held as of a recent date by nonaffiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of January 31, 1997, the Issuer had 2,989,483 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES     NO [X]

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development. Pak Mail Centers of America, Inc. (the "Issuer" or "Company") was incorporated in the State of Colorado on January 27, 1984. The Issuer is principally engaged in marketing and franchising service centers and retail stores which specialize in the shipping and packaging business ("Pak Mail Centers"). Pak Mail Centers typically provide mailbox service, parcel shipping and receiving, freight forwarding and other communications services to commercial and residential customers through a variety of carriers and may offer a variety of related items such as stamps, greeting cards, stationery supplies, keys and passport photographs. On March 24, 1995, the Company effected a reverse stock split whereby each pre-reverse stock split share of common stock was reclassified and changed into one-fiftieth of a share of common stock on a post-reverse stock split basis. The total number of outstanding shares of common stock was reduced from 149,474,125 to 2,989,483 as a result of the reverse stock split.

     (b)  Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Issuer's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of February 3, 1997, there were 287 individual franchises and 24 area agreements in existence.

Franchise Program

     The Company offers individual franchise agreements and area director marketing agreements. Individual franchisees are granted the exclusive right, within a specified area, to use the Pak Mail name and trademark as well as Pak Mail's standardized decor, operating procedures, techniques, forms, equipment and advertising presentation. Area marketers and, under a previously offered area franchise program, area developers are granted rights to sell individual franchises for the Company in designated areas and are required to provide site selection and start up assistance and continuing support for individual franchisees within those areas. The Company locates prospective franchisees through advertising, referrals from existing franchisees, the marketing efforts of its area marketers and developers, and, to a small extent, through the use of franchise brokers.

Franchise Agreements, Fees and Related Matters

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $22,950, although franchisees who initially commit to acquire more than one franchise are eligible for certain discounts. Individual franchisees are also charged an initial fee ranging between $450 and $800 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent for the first $200,000 of the franchisee's gross revenues, four and one-half percent for the next $50,000 of gross revenues, four percent for the next $50,000 of gross revenues, three and one-half percent for the next $50,000 of gross revenues, and then three percent for all subsequent gross revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent of gross revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent of gross revenues. The advertising fees are held in a separate legal trust controlled by the Company. These fees are used in connection with the formulation and execution of national and regional advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign the Franchise Agreement.

     Area Director Marketing Agreement

     Each area marketer franchisee enters into an area marketing agreement which requires the payment of an initial fee based upon several factors including population and other demographic factors in the designated geographic region. The Company may finance a portion of the fee. The area director marketing agreement grants the right to market and sell franchises within the specified area. Upon the sale of individual franchises within the area that were solicited by the area marketer, the Company typically receives 60% of the individual franchise fee and the area marketer receives 40%. The area marketer receives 20% of the individual franchise fees upon the sale of individual franchises within the areas that were solicited by someone other that the area marketer. The area marketer receives 20% of the royalties from individual franchisees within the area, which percentage increases to 40% when the area marketer has sold one half of the total number of franchises to be sold by the area marketer under the area marketing agreement. There may be variations in the terms of specific area director marketing agreements based on special circumstances affecting the geographic area and the area marketer.

     Area Developer Franchises

     The Company no longer offers area developer agreements. Under area developer agreements previously entered into, initial franchise fees of individual franchises within an area are generally divided 60% and 40% between the Company and the area franchisee, respectively. Generally, the individual franchise royalty fees are divided equally between the Company and the area franchisee. All franchise fees and royalties are paid directly to the Company, which then remits the portion of fees owed to the area franchisee. For individual franchisees in locations which are not encompassed by an area franchise, all fees and royalties are retained by the Company.

     International Area Franchises

     The Company's international area franchise agreements require the payment of an initial franchise fee based upon several factors including population and other demographic factors in the designated country or geographic region. The
Company often finances a portion of the area franchise fee. The international area franchise is responsible for individual franchise marketing, site selection assistance and lease negotiation, on site training and continuing local support of the individual franchisees within their areas.

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 1996, there were four international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City, Guadalajara and Monterrey, respectively, and an area covering the Mexican states of Baja California and Sonora and the countries of Chile and Argentina. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which sets forth many of the Company's standards and specifications and contains certain provisions designed to assure the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a 12 day training class with regard to packaging, pricing and available shipping and mailing services; preparation and placement of advertising; record keeping and systems operation; use of forms and forms management; soliciting and servicing customers; selecting and training personnel; and stock location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides an initial advertising and marketing program at or around the time that a franchisee opens the Pak Mail Center.

     The Company offers to franchisees various equipment, supplies, forms and materials necessary or useful in connection with the operation of the Pak Mail Center, although, with the exception of required computer software, the franchisees are not required to purchase such items from the Company. Prior to and upon the opening of a new franchisee's Pak Mail Center, the Company or area franchisee provides additional on site training to the franchisee. The Company maintains ongoing communications with its franchisees designed to inform the franchisees of new services to be provided by the Company, marketing techniques and other operational aspects of the Pak Mail system.

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

     Major services and products offered at Pak Mail Centers include the following:

     Shipping and Receiving. Pak Mail Centers offer shipping services through a variety of carriers and can assist the customer in selecting the fastest and most cost effective method of sending goods. Pak Mail Centers also act as receiving agents for goods shipped to their customers. Pak Mail Centers advise customers as to the packaging requirements of the various carriers, provide packaging of items for shipment and sell packaging materials.

     Business Support Products and Services. Small businesses are often major users of a Pak Mail Center. Pak Mail Centers provide a small business with a variety of business services and products such as mailbox rental, telephone message service, notary public services, telecopy transmission, copying and office supplies.

     Communications Services. Pak Mail Centers offer customers a wide range of communications services such as telecopies and wire transfer of funds.

     Convenience Items and Services. Pak Mail Centers generally offer convenience items such as postage stamps, envelopes, rubber stamps, engraving, laminating, passport and identification photos and keys. Most Pak Mail Centers also offer office supplies, greeting cards, gift wrapping, and other gift items.

     Insurance. Also available at the customer's option is loss damage insurance which can be purchased either through the courier's insurance carrier and/or separate parcel insurance which is available on an as needed basis from the Company's carrier. The insurance prices for the Company's insurance vary from those charged by couriers.

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

          (4) Competition. The Company and its franchisees face competition primarily from independent service centers and other franchised operations offering similar services. Mail Boxes Etc. is the largest competitor. The Company's franchising approach and the operations of a Pak Mail Center are not unique or patentable and can be imitated by others. Although the Company and its franchisees offer services similar to those offered by the U.S. Postal Service, such as private mail box service and parcel handling, the U.S. Postal Service does not offer certain of the business support, communications and personal services offered by Pak Mail Centers.

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

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principle Register of the United States Patent and Trademark Office.

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

     Numerous states have adopted laws regulating franchise operations and the franchisor/franchisee relationship.
Applicable franchise laws vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. Although the foregoing matters may result in some modification of the Company's franchising activities and the legal inability to enforce all of the terms of its franchise agreements in certain states, such inabilities have not had a material adverse effect on the operations or business of the Company to date. However, the law applicable to franchise operations and relationships is subject to change, and the Company is unable to predict the effect, if any, on its operations of additional laws, regulations or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry.

          (10) Research and Development. The Company has not engaged in material research and development activities during its last two fiscal years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of December 31, 1996, the Company had 19 employees, all of whom are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,000 square feet of office space in Aurora, Colorado under a lease expiring in April 2000 with a base rental currently at approximately $12,300 per month and rising to approximately $13,300 per month by the end of the term. The offices are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     Manelle Enterprises, Inc. v. Pak Mail Centers of America, Inc., Civil Action No. 96013471. On September 30, 1996, Manelle Enterprises, Inc. ("Manelle"), a franchisee, filed an action in the Seventeenth Judicial Circuit Court, Broward County, Florida, alleging that South Florida Realprop, Inc. d/b/a Pak Mail Centers of America Southern Region ("SFRI"), Jerald N. Cohn and Jerry G. Nestos fraudulently induced Manelle to sign a franchise agreement and a lease relating to a Pak Mail store located in Hollywood, Florida. Manelle also alleges that the Company failed to fulfill the Company's obligations under the franchise agreement. Manelle also alleges that the Company violated Florida statutes and breached the implied covenant of good faith and fair dealing. Manelle seeks rescission of the franchisee agreement and an unspecified amount of damages, attorney's fees, costs and interest. The Company has filed a motion to dismiss the claims of Manelle and such motion is scheduled to be argued on February 7, 1997.
     Irwin Jacobs v. Pak Mail Centers of America, Inc. and South Florida Realprop, Inc. d/b/a/ Pak Mail Centers of America Southern Region, Civil Action, File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc. ("SFRP") provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and the Company somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and the Company wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorneys' fees. The case was removed by the Company to the United States District Court for the Northern District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV. Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings Pending Arbitration, which was granted on January 29, 1996. The Company intends to contest vigorously any arbitration filed by Jacobs, however, as of January 14, 1997 the plaintiff has not filed any such arbitration.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.
                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a)  Market Information.

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 1996 and 1995 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b)  Holders.

     As of January 27, 1997, the Company had 1,204 holders of record of its $0.001 par value common stock.

     (c)  Dividends.

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company does not anticipate paying any cash dividends in the foreseeable future.

     (d)  Recent Sales of Unregistered Securities

     The Company has not sold securities within the past three years without registering the securities under the Securities Act of 1933, as amended.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company experienced cash flow deficiencies from operating activities of $149,182 during the fiscal year ended November 30, 1996 compared to $280,912 during the fiscal year ended November 30, 1995. During the fiscal year ended November 30, 1995, the deficiency was covered by the existing cash balance the Company maintained at the beginning of the year and the increase in payments received on notes receivable. During the fiscal year ended November 30, 1996, the deficiency was financed through payments received on notes receivable and $100,000 in loans issued from D. P. Kelly and Associates, L.P.

     Working capital increased $164,030 to a positive $96,701 at November 30, 1996. The main contributors were an increase in cash of $50,197 and a decrease in accounts payable of $111,267. The decrease in trade accounts payable primarily represents the elimination of an amount that was owed to one vendor at the end of 1995.

     At November 30, 1996, the average age of accounts receivable was approximately 64 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it.

Results of Operations

     Fiscal 1996 Compared to Fiscal 1995

     The Company recorded a profit of $51,957 in the fiscal year ended November 30, 1996, compared to a $2,096 profit in the fiscal year ended November 30, 1995. The $49,864 increase was attributable to a decrease in costs and expenses (down 11.3% from $3,856,312 to $3,420,633) offset by a decrease in revenues (down 10.0% from $3,858,408 to $3,472,593).
     The $385,815 decrease in revenues during the fiscal year ended November 30, 1996 is primarily attributable to decreases in individual franchise fees (down 20.6% from $917,210 to $728,268), area representative fees (down 20.9)( from $325,177 to $257,261) and sales of equipment, supplies and services (down 34.1% from $1,023,264 to $673,870) offset by an increase in royalties from franchisees (up 16.2% from $1,520,629 to $1,767,023).

     The $188,942 decease in individual franchise fees is represented by a decrease in sales recognized during the fiscal year ended November 30, 1996 compared to the fiscal year ended November 30, 1995 and a differing mix of per franchise revenue recognition. The Company awarded 35 and 51 individual franchises during the fiscal year ended November 30, 1996 and the fiscal year ended November 30, 1995, respectively. In the fiscal year ended November 30, 1995, the Company recognized revenue on 30 of the 35 individual franchises awarded. In addition, the revenue from eight individual franchises awarded and deferred in 1995, was recognized in the fiscal year ended November 30, 1996. There were five individual franchises awarded but deferred as of November 30, 1996.

     The $67,916 decrease in area representative fees represents one domestic award during the fiscal year ended November 30, 1996 compared to four domestic and one international award during the fiscal year ended November 30, 1995. In addition, the Company amortized more deferred area representative fees during the fiscal year ended November 30, 1996 than in the fiscal year ended November 30, 1995.

     The $246,394 increase in royalties from franchisees is due to an increase in the average sales volume per store and the number of stores open and operating throughout the year.

     The $349,394 decrease in sales of equipment, supplies and services primarily relate to the decrease in the number of new stores opened in the fiscal year ended November 30, 1996 and the formation of direct relationships between vendors and franchisees.

     The $435,676 decrease in costs and expenses is primarily attributable to decreases in cost of sales of equipment, supplies and services (down 32.2% from $892,654 to $605,195) and other selling, general and administrative expenses (down 15.2% from $1,892,556 to $1,604,325) offset by an increase in royalties paid to area franchisees (up 56.8% from $351,663 to $551,497).

     The $287,459 decrease in cost of sales of equipment, supplies and services primarily relate to the increase in the number of new stores opened in the fiscal year ended November 30, 1996 and the formation of direct relationships between vendors and franchisees.

     The $288,231 decrease in other selling, general and administrative was primarily due to the elimination of the regional office the Company maintained during the fiscal year ended November 30, 1995 and decreases in legal fees, personnel, convention and printing costs. The decrease resulting from the elimination of the regional offices represents primarily personnel costs, travel, office rent and consulting costs.

     The $199,834 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during the fiscal year ended November 30, 1996 compared to the fiscal year ended November 30, 1995.

     The foregoing discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years and any interim period, the principle independent accountant on whom the principle accountant expressed reliance in the report, has not resigned (or declined to stand for re-election) or been dismissed.

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     (a) Identification of Directors and Executive Officers.

     The present term of office of each director will expire at the next annual meeting of shareholders. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer holds office until his or her successor is duly elected and qualified or until his or her resignation or until he or she shall be removed in the manner provided by the Company's Bylaws. The name, position with the Company, the age of each director and executive officer, and the period during which each has served are as follows:




Name, Age and            Director or           Principal Occupation
Position in the          Officer               During the Last Five
Company                  Since                 Years


John E. Kelly, 56        September,            Executive officer of the
(President, Chief        1989                  Company since September,
Executive Officer and                          1989.
Director)

P. Evan Lasky, 55        March, 1988           Executive officer of the
(Executive Vice                                Company since March,
President and Chief                            1988.
Operating Officer)

Raymond S. Goshorn,      December,             Executive officer of the
38 (Chief Financial      1988                  Company since December,
Officer, Treasurer,                            1988.
Secretary)

Tonya D. Sarina, 35      December,             Executive officer of the
(Vice President of       1996                  Company since December
Sales and Marketing)                           1996; Marketing manager
                                               of the Company from
                                               March, 1991 through
                                               November, 1996.

Alex Zai, 37             May, 1996             Executive officer of the
(Vice President of                             Company since May, 1996;
Store Operations)                              director of store
                                               operations since April,
                                               1994.

J. S. Corcoran, 53       September,            Self-employed as a
(Director)               1989                  business consultant
                                               since October, 1996.
                                               Executive officer of
                                               D.P. Kelly & Associates
                                               L.P., a firm offering
                                               management services,
                                               from November, 1988 to
                                               January, 1997; executive
                                               officer of Envirodyne
                                               Industries, Inc., a man-
                                               ufacturer of food pack-
                                               aging and food service
                                               supplies, from June,
                                               1989 to March, 1996.

John W. Grant, 72        September,            Retired since September,
(Director)               1989                  1987.


F. Edward Gustafson,     September,            Executive officer of
55                       1989                  D.P. Kelly & Associates
(Director)                                     L.P., a firm offering
                                               management services,
                                               since November, 1988;
                                               executive officer of
                                               Envirodyne Industries,
                                               Inc., manufacturer of
                                               food packaging and food
                                               service supplies, since
                                               June, 1989; director of
                                               Envirodyne Industries,
                                               Inc. since December,
                                               1993; executive officer
                                               of Viskase Corporation,
                                               a wholly-owned subsidiary
                                               of Envirodyne Industries,
                                               Inc., from
                                               February, 1990 to
                                               August, 1993.

William F. White, 66     September,            Executive officer of
(Director)               1989                  Whitnell & Co., an
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

     Not Applicable.

     (c)  Family Relationships.

     Not Applicable.

     (d)  Involvement in Certain Legal Proceedings.

     J.S. Corcoran was an executive officer of Envirodyne Industries, Inc, ("Envirodyne") until March, 1996 and F. Edward Gustafson is an executive officer and a director of Envirodyne. On January 7, 1993, Envirodyne and its major domestic subsidiaries filed voluntary petitions pursuant to Chapter 11 of
the United States Bankruptcy Code.   On December 31, 1993,
Envirodyne consummated a plan of reorganization and emerged from bankruptcy.

     (e)  Compliance With Section 16(a) of the Exchange Act.

     Tonya D. Sarina and Alex Zai, who became executive officers of the Company during the fiscal year ended November 30, 1996, failed to file on a timely basis their Forms 3 as required by
Section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

     Cash Compensation.

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 1996, November 30, 1995 and November 30, 1994 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                        SUMMARY COMPENSATION TABLE
Name and
Principal           Fiscal                          Other Annual
Position             Year      Salary      Bonus    Compensation
John E. Kelly        1996     $126,000    $33,600      $7,980<F2>
President and
Chief Executive      1995     $120,000    $21,895<F1>  $7,980<F2>
Officer
                     1994     $114,600    $32,151<F1>  $7,980<F2>


P. Evan Lasky        1996     $ 86,000    $16,583      $   -0-
Executive Vice
President and        1995     $ 80,500    $10,183      $   -0-
Chief
Operating            1994     $ 76,850    $12,035      $   -0-
Officer
________________

<F1> Bonus was paid in the fiscal year indicated but with respect to performance in the prior fiscal year.

<F2> The amount for each of fiscal 1996, 1995 and 1994 consists of a $4,800 car allowance and $3,180 of country club dues.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following persons are the only persons known to the
Company who on January  28, 1997, owned beneficially more than 5%
of the Company's $0.001 par value common stock, its only class of outstanding voting securities:
Name and Address of        Amount and Nature of         Percent
Beneficial Owner           Beneficial Ownership<F1>    of Class
Pak Mail Investment              1,800,000               60.2%
 Partnership L.P.
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

Janie M. D'Addio                   188,833<F2>            6.3%
c/o Security Manufacturing
  Corporation
815 S. Main Street
Grapevine, Texas  76051
__________

<F1>  Beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

<F2>  Information with respect to Ms. D'Addio's common stock is given to the best of the Company's knowledge.

     (b)  Security Ownership of Management.

     The following table shows as of February 28, 1997, the shares of the Company's $0.001 par value common stock beneficially owned by each director, each executive officer and by all the executive officers and directors as a group:
                           Amount and Nature      Percent
Name of Holder        of Beneficial Ownership    Of Class
J. S. Corcoran                     1,000 <F1>      *   <F5>

Raymond S. Goshorn                 1,000           *   <F5>

John W. Grant                        800<F2>       *   <F5>

F. Edward Gustafson               20,000<F1><F3>   *   <F5>

John E. Kelly                     12,000<F4>       *   <F5>

William F. White                   2,000           *   <F5>

P. Evan Lasky                          0           *   <F5>

Tonya D. Sarina                        0           *   <F5>

Alex Zai                             112           *   <F5>

All directors and
 officers as a group
 (9 persons)                      36,912<F1>        1.2%

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

<F4> Excludes 8,000 shares of common stock that Mr. Kelly has not yet purchased pursuant to a Stock Purchase Agreement dated
     July 15, 1990.  See "Item 10.  Executive Compensation".

<F5> Less than 1%.

     (c)  Changes in Control.  Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b)  Transactions With Management and Others and Certain
Business Relationships.

     The Company purchases mailboxes from Security Manufacturing Corporation ("Security") for resale to the Company's franchisees. Security is controlled by Janie M. D'Addio. During fiscal 1996 and fiscal 1995, the Company made purchases in the total amounts of $64,300 and $90,120, respectively, from Security.

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 1,800,000 shares of common stock, representing approximately 60.2% of the outstanding common stock.

     (d)  Transactions With Promoters.   Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


(3)(a) Articles of Incorporation incorporated by reference to Exhibit (3)(a) of the Company's Annual
          Report on Form 10-KSB for the fiscal year ended
          November 30, 1995.


(3)(b) Bylaws incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-K dated
          March 13, 1992.


(10)(1)   Stock Purchase Agreement dated as of July 15,
          1990 by and between the Company and John E.
          Kelly.


(10)(2)   Individual Franchise Agreement.


(10)(3)   Agreement by and between Security Manufacturing
          Corporation and the Company dated July 10, 1995


(10)(4)   Pak Mail Centers of America, Inc. Management
          Incentive Plan for Fiscal Year 1996.


(21)      Subsidiaries of the Registrant.


     (b)  8-K Reports.  None.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Dated:   February 28, 1997.
                   PAK MAIL CENTERS OF AMERICA, INC.
                   a Colorado corporation

                   By: /s/  John E. Kelly
                      John E. Kelly, President and
                      Chief Executive Officer



                   By:/s/ Raymond S. Goshorn
                      Raymond S. Goshorn, Chief Financial
                      Officer, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                          Name and Title      Signature


February 28, 1997            J. S. Corcoran        /s/ J. S. Corcoran
                               Director


February 28, 1997            John W. Grant         /s/ John W. Grant
                               Director


February 28, 1997            F. Edward Gustafson   /s/ F.Edward Gustafson
                               Director


February 28, 1997            John E. Kelly         /s/ John E. Kelly
                               Director

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                        Financial Statements and
                      Independent Auditors' Report
                       November 30, 1996 and 1995

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements
                                                                  Page


Independent Auditors' Report                                      F - 1

Financial Statements

    Consolidated Balance Sheets - November 30, 1996 and 1995      F - 2

    Consolidated Statements of Operations - For the Years Ended
     November 30, 1996 and 1995                                   F - 3

    Consolidated Statements of Stockholders' Equity - For the
     Years Ended November 30, 1996 and 1995                       F - 4

    Consolidated Statements of Cash Flows - For the Years Ended
     November 30, 1996 and 1995                                   F - 5

Notes to Consolidated Financial Statements                        F - 6

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1996 and
1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companies' management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and
Subsidiary as of November 30, 1996 and 1995, and the results of their operations, and their cash flows for the years then ended, in conformity with generally accepted accounting principals.


Ehrhardt Keefe Steiner & Hottman PC

January 10, 1997
Denver, Colorado

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets
                                                           November 30,
                                                      1996            1995
                                     Assets
Current assets
    Cash and cash equivalents                   $    72,179    $      21,982
    Restricted cash (Note 7)                         80,293           32,317
    Accounts receivable, net of allowance
    of $115,572 (1996) and $169,361 (1995)          264,879          335,377
    Inventories                                      33,769           46,438
    Prepaid expenses and other current assets        38,448           40,918

            Total current assets                    489,568          477,032

Property and equipment, net of accumulated
depreciation (Note 2)                                35,692           53,542

Other assets
    Notes receivable, net (Note 3)                  618,771          805,585
    Investments in Non-operating assets
        held for sale                                20,000           33,921

    Deposits and other                               52,185           54,116
    Deferred franchise costs, net of accumulated
    amortization of $13,367 (1996)
    and $5,347 (1995)                               146,955          141,258

            Total other assets                      837,911        1,034,880

                                             $    1,363,171  $    1,565,454

Liabilities and Stockholders' Equity
Current liabilities
    Current portion of long-term
    debt (Note 4)                             $      15,276    $      31,242
    Trade accounts payable                          249,723          360,990
    Accrued commissions                              22,149           30,021
    Other accrued expenses                           45,376           89,791
    Due to advertising fund (Note 6)                 60,343           32,317
            Total current liabilities               392,867          544,361

Deferred revenue                                    460,367          649,351

Long-term debt (Note 4)                             100,000           13,762

Commitments and
     Contingencies (Notes 6, 10 and 11)

Stockholders' equity (Note 5)
    Series A redeemable preferred stock,
    $1,000 par value; 8%  cumulative; 1,500
    shares authorized; 1,216.668 shares issued
    and outstanding (liquidation preference
    $1,723,600 - 1996 and $1,626,268 - 1995)      1,216,668          1,216,668
    Series B redeemable preferred stock,
    $1,000 par value; 8%  cumulative; 1,000
    shares authorized; 1,000 shares issued and
    outstanding (liquidation preference
    $1,200,000 (1996) and $1,120,000 (1995))      1,000,000          1,000,000
    Common stock, $.001 par value; 200,000,000
    shares authorized, 2,989,483 shares issued
    and outstanding                                   2,990              2,990
    Additional paid-in capital                    5,026,453          5,026,453
    Accumulated deficit                          (6,836,174)        (6,888,131)

            Total stockholders' equity              409,937            357,980

                                              $   1,363,171     $    1,565,454

See notes to consolidated financial statements.

                     PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                          Consolidated Statements of Operations

                                                       For the Years Ended
                                                            November 30,
                                                     1996                1995
Revenue
    Royalties from franchisees                $   1,767,023     $   1,520,629
    Sales of equipment, supplies, and services      673,870         1,023,264
    Individual franchise fees                       728,268           917,210
    Area franchise fees, net                        257,261           325,177
    Interest income                                  24,583             8,972
    Other                                            21,588            63,156
                                                  3,472,593         3,858,408
Costs and expenses
    Selling, general, and administrative          1,604,325         1,892,556
    Cost of sales of equipment, supplies
    and services (Note 7)                           605,195           892,654
    Commissions on franchise sales                  414,773           443,219
    Royalties paid to area franchisees              551,497           351,663
    Advertising                                     181,323           172,985
    Loss on investment in assets held for resale     13,921            45,240
    Depreciation and amortization                    44,629            50,620
    Interest                                          4,973             7,375

                                                  3,420,636         3,856,312

Net income                                    $      51,957     $       2,096

Primary earnings per common share             $            .02  $         *

Fully diluted earnings per common share       $          *      $         *

Weighted average number of common
shares outstanding                                2,989,483     $   2,989,483

    *    Amount less than $.01 per share.

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                                 Consolidated Statement of Stockholders' Equity
                                                 For the Years Ended November 30, 1996 and 1995

                                 Preferred Stock      Preferred Stock                        Additional                 Total
                                    Series A             Series B           Common Stock      paid-in    Accumulated  Stockholders'
                               Shares    Amount     Shares    Amount     Shares    Amount     Capital     Deficit       Equity
Balance, November 30, 1994  1,216.668  $ 1,216,668  1,000  $1,000,000  2,989,483  $ 2,990  $ 5,026,453  $(6,890,227)  $ 355,884

    Net income                  -            -         -         -           -        -           -           2,096       2,096

Balance, November 30, 1995  1,216.668  $ 1,216,668  1,000  $1,000,000  2,989,483  $ 2,990  $ 5,026,453  $(6,888,131)  $ 357,980

    Net income                  -            -         -         -           -        -           -          51,957      51,957

Balance, November 30, 1996  1,216.668  $ 1,216,668  1,000  $1,000,000  2,989,483  $ 2,990  $ 5,026,453  $(6,836,174)  $ 409,937

See notes to consolidated financial statements.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           Consolidated Statements of Cash Flows
                                                        For the Years Ended
                                                             November 30,
                                                      1996               1995
Cash flows from operating activities
    Net income                                 $   51,957        $    2,096
    Adjustments to reconcile net income
     to net cash from operating activities -
        Depreciation and amortization              44,629            50,620
        Provision for loss on accounts receivable (43,789)            8,000
        Provision for loss on notes receivable     17,100            (1,358)
        Net loss on investment in assets held
        for sale                                   13,921            45,240
        Discount on notes receivable               (1,628)           (3,256)
        Deferred rent                                   -            (4,928)
        Deferred franchise costs                  (13,717)          (82,967)
        Franchise fee revenue financed through
        notes receivable                          (24,500)         (203,726)
        Franchise fee revenue recognized on sale
        of assets held for sale                         -           (19,950)
        Changes in operating assets and liabilities -
            Accounts receivable                   114,287           (37,131)
            Inventories                            12,669           (19,655)
            Prepaid expenses and other
            current assets                          2,470           (12,070)
            Deposits and other                      1,931            18,860
            Trade accounts payable               (111,267)          125,723
            Accrued expenses                      (52,287)           13,569
            Deposits from franchisees                   -            (7,500)
            Due to advertising fund                28,026             3,061
            Deferred revenue, net                (188,984)         (155,540)

                                                 (201,139)         (283,008)
                Net cash (used by)
                operating activities             (149,182)         (280,912)

Cash flows from investing activities
    Capital expenditures                          (18,759)          (27,182)
    Purchase/additions of assets held for sale          -           (34,750)
    Proceeds from sale of assets held for sale          -            25,000
    Payments on notes receivable                  195,842           241,677
                Net cash provided by
                investing activities              177,083           204,745

Cash flows from financing activities
    Payments on long-term debt                    (29,728)          (27,366)
    Proceeds from long-term debt                  100,000                -
    Increase in restricted cash                   (47,976)          (32,317)
                Net cash provided by
                (used by) financing activities     22,296           (59,683)


Net Increase (decrease) in cash
     and cash equivalents                           50,197         (135,850)

Cash and cash equivalents, beginning of year       21,982           157,832

Cash and cash equivalents, end of year         $   72,179        $   21,982

See notes to consolidated financial statements.

Supplemental disclosure of cash flow information -
     Cash paid during the year for interest was approximately
     $5,000 (1996) and $7,400 (1995).

Supplemental schedule of non-cash investing and financing activities:
     During the year ended November 30, 1995, pursuant to the resale of two franchises, notes receivable of $52,000 were issued.
     At 1995, $140,000 of notes receivable additions are included in deferred revenue.

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

The following table summarizes the number of domestic Pak
Mail Retail and Service Centers in operation during the last two fiscal years:
                                                            November 30,
                                                          1996          1995
Domestic franchises:
    Franchise centers in operation                         272           249
    Rights to franchise centers sold and not in operation   16            14

                                                           288           263

As shown in the accompanying consolidated financial statements, the Company realized net income of approximately $52,000 and $2,000 for the years ended November 30, 1996 and 1995, respectively. The Company has sought and received assurances from an affiliate of the majority stockholder of the Company as to its financial ability and intent to provide ongoing financial support so as to enable the Company to continue as a going concern through November 30, 1997.

Cash and Cash Equivalents

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair values as of November 30, 1996, as a result of the relatively short maturity of these instruments.

The fair value of the notes receivable approximate the carrying value because both the stated rate and discount rate on the notes approximate the estimated current market rate.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
Note 1 - Organization and Summary of Significant Accounting
Policies (continued)

Fair Value of Financial Instruments (continued)

Based on rates currently available to the Company for debt which is similar to the terms on the remaining maturities, the fair value of existing debt approximates its carrying value.

Inventories

Inventories consist of equipment and supplies held for resale to franchisees for use at their store locations or held at corporate owned stores for resale to the public and are stated at the lower of cost (determined on the first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three years.

Investments in Assets Held for Sale

Investments in assets held for sale are stores which have been repurchased from franchisees or built-out by the Company and are stated at cost which management believes approximates, or is lower than, market.

Franchise Fee Revenue Recognition

The Company has awarded franchise rights under the following franchise agreements:

  Individual franchise agreement - Right to operate one store at a location to be determined. Franchise fees are payable in cash or notes upon execution of agreement.

  Area franchise agreement - Right to develop stores within a specified geographic area. The area franchise fee (based upon the estimated development potential of area) is payable in cash and notes upon execution of the franchise agreement. Upon awarding of individual franchises within the franchise area, the Company typically receives 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area.

  Area director marketing agreement - Right to market and sell franchises within a specified geographic region. The marketing fee is payable in cash and notes upon execution of the director marketing agreement. Upon selling of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area director receives 40%. The area director receives 50% of the royalties from individual franchisees within the area.

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

During 1993, the Company began offering foreign area franchises outside of the United States of America. Foreign area franchise fees are deferred and recognized as revenue upon completion of the material service to the area developer, which is initial training to the area developer, and upon collection of notes receivable being reasonably assured. The Company does not participate in any franchise fees or royalties for franchises sold within the foreign area, however, the Company has agreed to train all new franchisees for a flat fee.

Royalties From Franchisees

Royalties from franchisees are based upon a percentage of each franchisee's sales and are recognized when earned based upon reported sales activity by each franchisee.

Net Income Per Common Share

Income per common share is determined by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded as their effect would be immaterial.

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

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting
Policies (continued)

Deferred Franchise Costs

Costs related to the development of the franchise operations are capitalized and amortized over the expected period of benefit of five years. These costs are primarily comprised of costs incurred to develop the franchise documents.

Incremental direct development costs, such as commissions, are deferred, but not in excess of the deferred revenue and are expensed when the related franchise fee revenue is recognized.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 1996, $198,866 of notes receivable are offset by comparable amounts in deferred revenue.

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


Note 2 - Furniture and Equipment

Furniture and equipment consists of the following:
                                                     November 30,
                                               1996               1995
Office equipment                       $    247,937        $    228,604
Furniture and fixtures                      142,472             143,046
                                            390,409             371,650
Less accumulated depreciation              (354,717)           (318,108)

                                       $    35,692         $    53,542

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 3 - Notes Receivable

Notes receivable consist of franchise fees and area developer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise center and the majority of the notes are personally guaranteed by the owners of each franchise. Notes receivable consist of the following:

                                                           November 30,
                                                      1996            1995
Non-interest-bearing notes; interest
imputed at 8%, net of unamortized
discounts of $4,885 (1996) and
$6,513 (1996)                                  $    367,118      $    463,936

Interest-bearing notes; interest
rates from 8% to 12.5%                              304,750           377,646

                                                    671,868           841,582
    Less allowance for doubtful collections         (53,097)          (35,997)

                                               $    618,771      $    805,585

Notes receivable include $198,866 of financed franchise fees and area developer fees which are included in deferred revenue. It is the Company's policy not to impute interest on these notes until the earnings process is complete.
Included in these notes are financed area developer fees the maturities of which are based upon the expected opening of franchises within the area.

Future minimum principal payments to be received pursuant to the notes are as follows:

    Year Ending November 30,
    1997        $    336,493
    1998             212,705
    1999             119,710
    2000               7,845

                $    676,753
Less unamortized
discount              (4,885)

                $    671,868

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

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 4 - Long-Term Debt

                                                         November 30,
                                                   1996              1995
Unsecured note payable, stated interest
at 3%, net of unamortized discounts of
$1,494 and $3,008 at November 30, 1996
and 1995, respectively.  Due in annual
principal and interest installments
through October 1997.
                                             $    15,276        $    45,004

Note payable - affiliate, interest               100,000                 -
at 2% over prime (8.25% at
November 30, 1996).  Due on demand,
effective December 1, 1997.

                                                 115,276             45,004

    Less current portion                         (15,276)           (31,242)

                                             $   100,000        $    13,762


Maturities of long-term debt are as follows:
    Year Ending November 30,
    1997        $    15,276
    1998            100,000

                $   115,276

Note 5 - Stockholders' Equity

In January, 1995, the Board of Directors approved a 1:50 reverse stock split. All references in the accompanying consolidated financial statements to the number of shares and per share amounts for all periods presented have been restated to reflect the reverse stock split.

Dividends on the Series A and Series B Preferred Stock (Stock) accrue at 8% commencing on the date of issuance and are payable annually, subject to certain cumulative net income requirements, as declared by the Board of Directors, commencing March 31, 1993 and March 31, 1995, respectively. As of November 30, 1996, dividends of approximately $707,000 were in arrears.
The Stock may be redeemed at the option of the Company, in whole or in part, and holds a liquidation preference at a price per share equal to $1,000 plus all dividends accrued and unpaid to the date of redemption. Both series of preferred stock, among other items, have certain preferential rights related to the appraisal on the sale of stock or assets of the Company.

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


Note 6 - Advertising Fund

All franchisees are required to pay a monthly advertising fee to the Company which is used to provide national, regional and local marketing for the franchisees. The Company acts as agent for the advertising fees. During fiscal year 1994, the Company created trusts to separately account for all advertising fund activity. Certain franchisees within various regions are co-trustees of the trust. At November 30, 1996 and 1995, the advertising fund is a separate legal entity, and therefore, the Company is no longer contingently liable for any fund liabilities incurred; nor is the fund activity reflected in the accompanying consolidated financial statements.


Note 7 - Restricted Cash

At November 30, 1996 and 1995, the amounts due the advertising fund of $60,343 and $32,317, respectively, are included in restricted cash. In addition, at November 30, 1996, $19,950 of a franchisee fee was held in escrow, in the Company's name, to be released upon the related franchise opening.

Note 8 - Income Taxes

The components of long-term deferred tax assets are as follows:

                                                            November 30,
                                                    1996              1995
    Deferred tax assets
        Net operating loss carryforward     $    1,819,000        $ 1,857,000
        Reserves and other deferrals                78,000             55,500
        Depreciation                                11,000              3,500
            Total deferred tax assets            1,908,000          1,916,000
        Valuation allowance                     (1,908,000)        (1,916,000)

                                            $       -             $       -

At November 30, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $6,063,000. If not used, these carryforwards will expire in varying amounts during the years 1999 to 2009. Due to changes in ownership in 1989, the net operating loss carryforwards may be limited in the amount that can be utilized.

              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

Note 9 - Related Party Transactions

The Company purchases certain equipment for resale through an exclusive supplier agreement with a stockholder and former director of the Company. Purchases were $64,300 and $90,120, in 1996 and 1995, respectively.

Note 10 - Employee Benefit Plan

Effective December 1, 1991, the Company established the Pak Mail 401(k)
Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Costs incurred by the Company in connection with the Plan were approximately $9,200 and $10,500 for the years ended November 30, 1996 and 1995, respectively.


Note 11 - Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and office equipment under noncancelable operating leases. Aggregate future minimum rental commitments for these operating leases as of November 30, 1996 are as follows:

    Year Ending November 30,
    1997       $    158,157
    1998            154,794
    1999            157,776
    2000             79,632

               $    550,359

Rental expense for 1996 and 1995 was approximately $208,000 and $238,000, respectively.

Note 11 - Commitments and Contingencies (continued)

Litigation

The Company is involved in two claims which arose in the ordinary course of business with former franchisees in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

                               EXHIBIT INDEX

 Document                                                   Page No.
(3)(a) Articles of Incorporation incorporated by reference to Exhibit (3)(a) of the Company's
           Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

(3)(b) Bylaws incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-K dated
           March 13, 1992.

(10)(a)    Stock Purchase Agreement dated as of July
           15, 1990 by and between the Company and John
           E. Kelly.

(10)(b)    Individual Franchise Agreement.

(10)(c)    Agreement by and between Security
           Manufacturing Corporation and the Company dated July 10, 1995.

(10)(d)    Pak Mail Centers of America, Inc. Management
           Incentive Plan for Fiscal Year 1996.

(21)       Subsidiaries of the Registrant.