Form 10QSB
period 1997-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 1997-04-14
CIK 754921

U. S. Securities and Exchange Commission

                         Washington, D.C.  20549

                              FORM 10-QSB

    (Mark one)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  February 28, 1997


    [  ]      TRANSITION REPORT UNDER SECTION 13 OR
              15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to____________

    Commission File No.     0-18686


                     PAK MAIL CENTERS OF AMERICA, INC.

            (Exact Name of Small Business Issuer as Specified in its Charter)


               Colorado                                      84-0934575
     (State or other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                    Identification No.)


    3033 S. Parker Road, Suite 1200,  Aurora, Colorado             80014
    (Address of principal executive offices)                     (zip code)


    Issuer's telephone number: 303-752-3500



    Former name, former address and former fiscal year, if changed since last report: N/A


Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of
the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant
was required to file such reports), and (2) has
been subject to such filing requirements for
the past 90 days.
Yes [x]     No [ ]

As of April 14, 1997, there were outstanding
2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

    Transitional Small Business Disclosure Format
    Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                FEBRUARY       NOVEMBER
                                                29, 1997       30, 1996
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                       132,774       152,472
    Accounts receivable, net of allowance
          of $137,937 (1997) and $143,400 (1996)    262,918       264,879
    Inventories                                      39,308        33,769
    Prepaid expenses and other current assets        56,895        38,448
                                               ------------    ----------
      Total current assets                          491,895       489,568
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                53,326        35,692
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          592,861       618,771
    Investment in assets held for sale               14,900        20,000
    Deposits and other                               60,451        52,185
    Deferred franchise costs, net of accumulated
     amortization of $17,190(1997) and
     $13,367(1996)                                  261,632       146,955
                                               ------------    ----------
                                                    929,844       837,911
                                               ------------    ----------

                                                  1,475,065     1,363,171
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                15,969        15,276
    Trade accounts payable                          171,034       249,723
    Accrued commissions                              22,423        22,149
    Other accrued expenses                            6,080        45,376
    Due to advertising fund                         111,338        60,343
                                               ------------    ----------
      Total current liabilities                     326,844       392,867
                                               ------------    ----------

  Deferred revenue                                  699,317       460,367

  Long-term debt                                    100,000       100,000

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding
    (liquidation preference $1,723,600 - 1996)    1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding
    (liquidation preference $1,200,000 - 1996)    1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -6,897,207    -6,836,174
                                               ------------    ----------
      Total stockholders' equity                    348,904       409,937
                                               ------------    ----------

                                                  1,475,065     1,363,171
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations


                                                          THREE MONTHS ENDED
                                                               FEBRUARY
                                                            28,         29,
                                                             (Unaudited)
                                                        ---------------------
                                                            1997       1996
                                                        ---------  ----------
REVENUE
Royalties from franchisees                                604,443     565,490
Sales of equipment, supplies
 and services                                             109,964     121,402
Individual franchise fees                                  65,850     121,928
Area franchise fees                                         5,000       8,000
Interest income                                             1,589       4,818
Other                                                      11,025      15,185
                                                        ---------   ---------
                                                          797,871     836,823
                                                        ---------   ---------

COST AND EXPENSES
Selling, general and administrative                       432,103     490,515
Royalties paid to area franchisees                        213,768     158,239
Cost of sales of equipment,
      supplies and services                               104,097     105,104
Advertising                                                53,899      50,099
Commissions on franchise sales                             35,420      74,520
Depreciation and amortization                              12,824      11,211
Loss on Investment in assets
    held for resale                                         5,100       5,945
Interest                                                    1,693       1,241
                                                        ---------   ---------
                                                          858,904     896,874
                                                        ---------   ---------

    Net income (loss)                                     -61,033     -60,051
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
                                                        =========   =========

* Amount less than $.01

See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                     THREE MONTHS ENDED
                                                   FEBRUARY       FEBRUARY
                                                      28,            29,
                                                     1997           1996
                                                         (Unaudited)
                                                   ---------    -----------
Cash flows from operating activities
Net income(loss)                                  $  -61,033   $  -60,051
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       12,824       11,211
  Amortization of discount on note payable               693          693
  Deferred revenue                                   238,950      -69,350
  Deferred rent                                            0            0
  Change in operating assets and liabilities-
    Accounts receivable                                1,961       38,710
    Inventories                                       -5,539       10,724
    Prepaids and deferred franchise costs           -133,124       28,667
    Notes receivable                                  25,910       57,527
    Deposits and other                                -8,266          208
    Trade accounts payable                           -78,689       17,519
    Accrued expenses                                 -39,022       30,008
    Due to ad fund                                    50,995      -31,586
                                                   ---------    ---------
   Net cash used by operating activities               5,660       34,280
                                                   ---------    ---------

Cash flows from investing activities
  Capital expenditures                               -30,458      -16,029
  Purchase of assets held for sale                     5,100       -4,386
                                                   ---------    ---------
   Net cash used by investing activities             -25,358      -20,415
                                                   ---------    ---------

Cash flows from financing activities
 Payments on long-term debt                                0      -19,499
                                                   ---------    ---------
  Net cash provided (used) by financing activities         0      -19,499
                                                   ---------    ---------

Net (decrease) in cash and cash equivalents          -19,698       -5,634

Cash and cash equivalents at beginning of year       152,472       54,299
                                                   ---------    ----------

Cash and cash equivalents at end of period           132,774   $   48,665
                                                   =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     1,693   $    1,241
                                                   =========    =========

See Accompanying Notes to Financial Statements

PAK MAIL CENTERS OF AMERICA, INC.
Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was
incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising
Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1996 through April
14, 1997, the Company awarded 19 individual franchises and as of April 14, 1997, the Company had 304 individual franchise agreements in existence.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail
Crating and Freight Service, Inc. (Company).
All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

The accompanying consolidated financial
statements have been prepared by the Company.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading.

The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item
1.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies of $19,697 ($25,358 from investing activities offset by $5,661 provided from operating activities) during the three months ended
February 28, 1997.

Deferred revenue increased $238,950 to $699,317
and deferred franchise costs increased $114,677 to $261,632 at February 28, 1997. The increases were primarily a result of deferring the recognition of revenue and the expensing of commissions on 12 of the 15 new individual franchises awarded during the three months ending February 28, 1997. The Company anticipates that all of the deferred individual franchise fees and commissions will be recognized in fiscal 1997.



RESULTS OF OPERATIONS

Three months ended February 28, 1997, compared to three months ended
 February 29, 1996
Total revenues decreased $38,952 (4.7%) from $836,823 for the three monthds ended Fevruary
29, 1996, to $797,871 for the three months ended February 28, 1997. The decrease is primarily attributable to decreased individual franchisee fees (down 46% from $121,928 to $65,850) that were partially offset by an increase in royalties from franchisees (up 6.9%
from $565,490 to $604,443)

The $56,078 decrease in individual franchise fees represents the recognition of revenue from three less franchises during the three months ended February 28, 1997 compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 3 and 6 individual franchises during the first three months ended
February 28, 1997 and February 29, 1996, respectively.

The $38,953 increase in royalties during the three months ended February, 28, 1997 is due to increases in the average store volumes and number of stores open.

Total expenses decreased $37,970 (4.2%) from $896,894 for the three months ended February
29, 1996, to $858,904 for the three months ended February 28, 1997. The decrease is primarily attributable to decreases in selling, general and administrative (down 11.9% from $490,515 to $432,103) and commissions on franchise sales (down 52.5% from $74,520 to $35,420) that were partially offset by an increase in royalties paid to area franchisees
(up 35.1% from $158,239 to $213,768).

The $58,412 decrease in selling, general and administrative relates primarily to decreases in legal fees and travel and entertainment expenses.

The $39,100 decrease in commissions on
franchise sales is related to the decrease in individual franchisee fees referred to above.

The $55,529 increase in royalty rebates relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

PART II.                 OTHER INFORMATION

Item 1.   Legal Proceedings.

Manelle Enterprises, Inc. V. Pak Mail Centers of
America, Inc., Civil Action No. 96013471,
Seventeenth Judicial Circuit Court, Broward County,
Florida.  On September 30, 1996, Manelle
Enterprises, Inc. (Manelle), a franchisee, filed a complaint alleging that South Florida Realprop, Inc. d/b/a Pak Mail Centers of America Southern
Region (SFRI), Jerald N. Cohn and Jerry G. Nestos fraudulently induced Manelle to sign a franchise agreement and a lease relating to a Pak Mail store located in Hollywood, Florida. Manelle also alleges that the Company failed to fulfill the Company's obligations under the franchise agreement. Manelle also alleges that the Company violated Florida statutes and breached the implied covenant of good faith and fair dealing. Manelle seeks rescission of the franchise agreement and an unspecified amount of damages, attorney's fees, costs and interest. The Company's

Irwin Jacobs v. Pak Mail Centers of America, Inc.
and South Florida Realprop, Inc.  d/b/a/ Pak Mail
Centers of  America Southern Region, Civil Action,
File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc.
(SFRP) provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorney's fees. The case was removed by the Company to the United States District Court for the Northern
District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV.
Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings
Pending Arbitration, which was granted on January
29, 1996. On January 22, 1997, the plaintiff filed an arbitration realleging his claims and seeking a total of $50,000 plus costs and expenses. The plaintiff has also filed a motion with the United
States District Court to lift the stay on those proceedings. The Company has thus far vigorously contested both the arbitration and the motion to lift the stay.

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

    None.

          (b)  Reports on Form 8-K.

    None.

                        PAK MAIL CENTERS OF AMERICA, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
April 14, 1997          Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
April 14, 1997               John E. Kelly
                             President