Form 10KSB/A
period 1996-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1997-05-07
CIK 754921

Pak Mail Centers of America, Inc.
3033 S. Parker Rd., Suite 1200
Aurora, CO 80014


May 6, 1997



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     RE:  Pak Mail Centers of America, Inc.    File #0-18686
          Ammendment #1 to the Annual Report on Form 10-KSB


Gentlemen:

Pursuant to your letter of April 25, 1997, we are transmitting herewith an ammendment to Form 10-KSB dated November 30, 1996.
The original filing excluded Exhibit 27, Financial Data Schedule.


                              Very truly yours,


                              /s/ Raymond S. Goshorn
                              Raymond S. Goshorn
                              Pak Mail Centers of America, Inc.