Form 10QSB
period 1997-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 1997-07-21
CIK 754921

U. S. Securities and Exchange Commission

                         Washington, D.C.  20549

                              FORM 10-QSB

    (Mark one)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  May 31, 1997


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

As of July 21, 1997, there were outstanding
2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

    Transitional Small Business Disclosure Format
    Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                   MAY         NOVEMBER
                                                31, 1997       30, 1996
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                       179,231       152,472
    Accounts receivable, net of allowance
          of $146,671 (1997) and $143,400 (1996)    263,828       264,879
    Inventories                                      31,544        33,769
    Prepaid expenses and other current assets        49,734        38,448
                                               ------------    ----------
      Total current assets                          524,337       489,568
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                54,091        35,692
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          578,178       618,771
    Investment in assets held for sale                9,800        20,000
    Deposits and other                               61,911        52,185
    Deferred franchise costs, net of accumulated
     amortization of $17,190(1997) and
     $13,367(1996)                                  224,439       146,955
                                               ------------    ----------
                                                    874,328       837,911
                                               ------------    ----------

                                                  1,452,756     1,363,171
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,662        15,276
    Trade accounts payable                          268,680       249,723
    Accrued commissions                              22,423        22,149
    Other accrued expenses                           18,727        45,376
    Due to advertising fund                          90,102        60,343
                                               ------------    ----------
      Total current liabilities                     416,594       392,867
                                               ------------    ----------

  Deferred revenue                                  687,817       460,367

  Long-term debt                                    100,000       100,000

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding
    (liquidation preference $1,723,600 - 1996)    1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding
    (liquidation preference $1,200,000 - 1996)    1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -6,997,766    -6,836,174
                                               ------------    ----------
      Total stockholders' equity                    248,345       409,937
                                               ------------    ----------

                                                  1,452,756     1,363,171
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                              MAY                   MAY
                                         31,        31,        31,        31,
                                          (Unaudited)            (Unaudited)
                                     --------------------   --------------------
                                        1997      1996        1997       1996
                                     ---------  ---------   ---------  ---------
REVENUE
Royalties from franchisees             422,001    397,932   1,026,444    963,422
Sales of equipment, supplies
 and services                          202,604    116,253     312,568    237,655
Individual franchise fees              345,970     81,800     411,820    203,728
Area franchise fees                     22,500     59,498      27,500     67,498
Interest income                          2,683      1,377       4,272      6,195
Other                                   15,073      3,422      26,098     18,607
                                     ---------  ---------   ---------  ---------
                                     1,010,831    660,282   1,808,702  1,497,105
                                     ---------  ---------   ---------  ---------

COST AND EXPENSES
Selling, general and administrative    528,660    427,614     960,763    918,129
Royalties paid to area franchisees     152,058    140,756     365,826    298,995
Cost of sales of equipment,
      supplies and services            175,120    102,628     279,217    207,732
Commissions on franchise sales         184,022     46,040     219,442    120,560
Advertising                             53,794     54,049     107,693    104,148
Depreciation and amortization           11,692     12,684      24,516     23,895
Loss on Investment in assets
 held for resale                         5,351      2,982      10,451      8,927
Interest                                   693        693       2,386      1,934
                                     ---------  ---------   ---------  ---------
                                     1,111,390    787,446   1,970,294  1,684,320
                                     ---------  ---------   ---------  ---------

    Net (loss)                        -100,559   -127,164    -161,592   -187,215
                                     =========  =========   =========  =========


Net (loss) per common share            -.03       -.04        -.05        -.06
                                     =========  =========   =========  =========

Weighted average number of common
         shares outstanding          2,989,483  2,989,483   2,989,483  2,989,483
                                     =========  =========   =========  =========



See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                      SIX MONTHS ENDED
                                                     MAY            MAY
                                                      31,            31,
                                                     1997           1996
                                                         (Unaudited)
                                                   ---------    -----------
Cash flows from operating activities
Net (loss)                                        $ -161,592   $ -187,215
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       24,516       23,895
  Amortization of discount on note payable               693          693
  Deferred revenue                                   227,450       28,182
  Change in operating assets and liabilities-
    Accounts receivable                                1,051       89,531
    Inventories                                        2,225       10,347
    Prepaids and deferred franchise costs            -96,416      -25,057
    Notes receivable                                  40,593      110,871
    Deposits and other                                -9,726       -1,583
    Trade accounts payable                            18,957      -73,617
    Accrued expenses                                 -26,375      -17,717
    Due to ad fund                                    29,759       14,847
                                                   ---------    ---------
   Net cash used by operating activities              51,135      -26,823
                                                   ---------    ---------

Cash used from investing activities
  Capital expenditures                               -35,269      -21,960
  Proceeds from(purchase of) assets held for sale     10,200       -4,386
                                                   ---------    ---------
   Net cash used by investing activities             -25,069      -26,346
                                                   ---------    ---------

Cash flows from financing activities
 Issuance of long-term debt                                0      100,000
 Payments on long-term debt                              693      -18,805
                                                   ---------    ---------
  Net cash provided (used) by financing activities       693       81,195
                                                   ---------    ---------

Net increase in cash and cash equivalents             26,759       28,026

Cash and cash equivalents at beginning of year       152,472       54,299
                                                   ---------    ----------

Cash and cash equivalents at end of period           179,231   $   82,325
                                                   =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     2,386   $    1,934
                                                   =========    =========

See Accompanying Notes to Financial Statements

PAK MAIL CENTERS OF AMERICA, INC.
Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1996 through July 21, 1997, the Company awarded 36 individual franchises and one new area franchise. As of July 21, 1997, the Company had 318 individual franchise agreements in existence.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (Company). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments necessary in order to make the interim consolidated financial statements not misleading.

The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.



Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.



LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a positive cash flow of $26,759 ($51,135 cash provided from operating activities and $693 from financing activities, offset by cash used of $25,069 from investing activities) during the six months ended May 31, 1997.

Deferred revenue increased $227,450 to $687,817 and deferred franchise costs increased $77,484 to $224,439 at May 31, 1997. The increases were primarily a result of deferring the recognition of revenue and the expensing of commissions on 14 of the 31 new individual franchises awarded during the six months ending May 31, 1997. The Company anticipates that all of the deferred individual franchise fees and commissions will be recognized in fiscal 1997.


RESULTS OF OPERATIONS

Three months ended May 31, 1997, compared to three months ended May
31, 1996
Total revenues increased $350,549 (53.1%) to $1,010,831 for the three months ended May 31, 1997. The increase is primarily attributable to increases in Individual franchise fees (up 322.9% from $81,800 to $345,970, Sales of equipment, supplies and services (up 74.3% from $116,253 to $202,604) and Royalties from franchisees (up 6.0% from $397,932 to $422,001) partially offset by a decrease in Area franchise fees (down 62.2% from $59,498 to $22,500).

The $264,170 increase in Individual franchise fees represents 11 more awards recognized during the three months ending May 31, 1997 compared to the same period in 1996 and a differing mix of per franchise revenue recognition. The Company recognized 16 and 5 individual franchise awards respectively during the three months ended May 31, 1997 and 1996.

The $86,351 increase in Sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ending May 31, 1997 compared to the same prior year period.

The $24,069 increase in royalties is due to increases in the average store volumes and number of stores open.

The $36,998 decrease in revenue from Area franchise fees is primarily due to the lack of awards recognized during the three months ending May 31, 1997. During the three months ended May 31, 1996 the Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1995.

Total expenses increased $323,944 (41.1%) to $1,111,390 for the three months ended May 31, 1997. The increase is primarily attributable to an increase in Commissions on franchise sales (up 299.7% from $46,040 to $184,022), Cost of sales of equipment, supplies and services (up 70.6% from $102,628 to $175,120) and Other selling, general and administrative (up 23.6% from $427,614 to $528,660).

The $137,982 increase in Commissions is due primarily to the increased number of individual franchise awards made during the three months ending May 31, 1997 compared to the same prior year period and the differing mix of commissions per franchise.

The $72,492 increase in Cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ending May 31, 1997 compared to the same prior year period.

The $101,046 increase in Other selling, general and administrative relates primarily to increases in auditing, consulting and convention expenses. The Company did not hold a convention in fiscal year 1996.


Six months ended May 31, 1997, compared to six months ended May 31,
1996
Total revenues increased $311,597 (20.8%) to $1,808,702 for the six months ended May 31, 1997. The increase is primarily attributable to increases in Individual franchise fees (up 102.1% from $203,728 to $411,820, Sales of equipment, supplies and services (up 31.5% from $237,655 to $312,568) and Royalties from franchisees (up 6.5% from $963,422 to $1,026,444) partially offset by a decrease in Area franchise fees (down 59.3% from $67,498 to $27,500).

The $208,092 increase in Individual franchise fees represents 8 more awards recognized during the six months ending May 31, 1997 compared to the same period in 1996 and a differing mix of per franchise revenue recognition. The Company recognized 19 and 11 individual franchise awards respectively during the six months ended May 31, 1997 and 1996.

The $74,913 increase in Sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the six months ending May 31, 1997 compared to the same prior year period.

The $63,022 increase in royalties is due to increases in the average store volumes and number of stores open.

The $39,998 decrease in revenue from Area franchise fees is primarily due to no awards recognized during the six months ending May 31, 1997.
During the six months ended May 31, 1996 the Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1995.

Total expenses increased $285,974 (17.0%) to $1,970,294 for the six months ended May 31, 1997. The increase is primarily attributable to a increases in Commissions on franchise sales (up 82.0% from $120,560 to $219,442), Cost of sales of equipment, supplies and services (up 34.4% from $207,732 to $279,217), Other selling, general and administrative (up 4.6% from $918,129 to $960,763) and Royalties paid to area franchisees (up 22.4% from $298,995 to $365,826).

The $98,882 increase in Commissions is due primarily to the increased number of individual franchise awards made during the six months ending May 31, 1997 compared to the same prior year period and the differing mix of commissions per franchise.

The $71,485 increase in Cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the six months ending May 31, 1997 compared to the same prior year period.

The $42,634 increase in Other selling, general and administrative relates primarily to an increase in convention expenses. The Company did not hold a convention in fiscal year 1996.

The $66,831 increase in royalty rebates relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

The foregoing discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


PART II.                 OTHER INFORMATION


Item 1.   Legal Proceedings.

Manelle Enterprises, Inc. v. Pak Mail Centers of America, Inc., Civil Action No. 96013471, Seventeenth Judicial Circuit Court, Broward County,
Florida. On September 30, 1996, Manelle Enterprises, Inc. ("Manelle"), a franchisee, filed a complaint alleging that South Florida Realprop, Inc. d/b/a Pak Mail Centers of America Southern Region ("SFRI"), Jerald N. Cohn and Jerry G. Nestos fraudulently induced Manelle to sign a franchise agreement and a lease relating to a Pak Mail store located in Hollywood, Florida. Manelle also alleges that the Company failed to fulfill the Company's obligations under the franchise agreement. Manelle also alleges that the Company violated Florida statutes and breached the implied covenant of good faith and fair dealing. Manelle seeks rescission of the franchise agreement and an unspecified amount of damages, attorney's fees, costs and interest. The Company's motion to dismiss the statutory claims of Manelle was granted on February 7, 1997.
Subsequently, the Company has answered, denying all material allegations and has also filed counterclaims for unpaid royalties and unpaid equipment and supply charges. The Company intends to continue to defend itself vigorously against the remaining claims and has also served the guarantors to the franchise agreement between Manelle and the Company with a lawsuit entitled Pak Mail Centers of America, inc. v. Hilary Tobin and Mark Tobin, that was filed on March 1, 1997 in Arapahoe County Colorado
Civil Action No. 97CV559, seeking damages for past and future royalties and unpaid equipment. On March 11, 1997, a lawsuit was filed in Arapahoe County District Court by PMCA against Hilary Tobin and Mark Tobin entitled Pak Mail Centers of America, Inc. v. Mark A. Tobin and Hilary Tobin for breach of contract in connection with the franchise agreement executed by Manelle Enterprises on or about February 27, 1996. PMCA sought an award in an amount to be proved at trial for, among other things, revenues and lost profits for royalties that Manelle would have earned for PMCA. Both cases have now settled. Plaintiff, Manelle Enterprises, and Hilary Tobin, individually, and as President of Manelle Enterprises, and Mark Tobin, individually, executed a Release on June 23, 1997 relaeasing Defendants PMCA, SFRI, Jerald Cohn and Jerry Nestos for all matters arising out of, in connection with, or in any way related to those certain actions entitled Manelle Enterprises, Inc. Pak Mail Centers of America, Inc., et al., Case No. 96-13471 CACE (04) and Pak Mail Centers of America, Inc. v. Mark A. Tobin, et al., Case No. 97-CV-599.

Irwin Jacobs v. Pak Mail Centers of America, Inc.
and South Florida Realprop, Inc.  d/b/a/ Pak Mail
Centers of  America Southern Region, Civil Action,
File No. 95A4565-4, Cobb County, Georgia. The complaint alleges wrongdoing on the part of the Company regarding the termination of plaintiff's franchise agreement by the Company. Additionally, plaintiff alleges that South Florida Realprop, Inc.
(SFRP) provided plaintiff with certain equipment that SFRP did not have title to, that SFRP and PMCA somehow inappropriately diverted potential buyers of plaintiff's franchise, that SFRP and the Company somehow deceived plaintiff into surrendering possession of his franchise and then inappropriately operated the franchise under his business license, that SFRP and PMCA wrongfully sold plaintiff's terminated franchise and did not account to plaintiff or turn over proceeds, and that misrepresentations were made to the purchaser of the franchise respecting plaintiff's operation of the franchise. Plaintiff seeks $60,000 of compensatory damages and $150,000 of punitive damages, as well as costs, interest and attorney's fees. The case was removed by the Company to the United States District Court for the Northern
District of Georgia on August 29, 1995 and now bears a Civil Action No. of 1 95-CV-2190-RLV.
Contemporaneously with removal of the action, the Company filed a Motion to Stay the Proceedings
Pending Arbitration, which was granted on January
29, 1996. On January 22, 1997, the plaintiff filed an arbitration realleging his claims and seeking a total of $50,000 plus costs and expenses. The plaintiff has also filed a motion with the United
States District Court to lift the stay on those proceedings. The Company has thus far vigorously contested both the arbitration and the motion to lift the stay. On or about January 22, 1997, Irwin Jacobs filed a Demand for Arbitration against SFRP and PMCA with the American Arbitration Association ("AAA") in Denver, Colorado. The arbitration hearing was held on June 10 and 11, 1997. An arbitration award was entered on July 8, 1997 in favor of Claimant Irwin Jacobs and against Respondent PMCA in the sum of $28,303.00, with interest thereon, in full settlement of all claims submitted to the AAA.


Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 17, 1997, at which directors were elected and the Company's appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company's independent certified public accountants for the year ending November 30, 1997 was ratified (the "Auditor Ratification").

 The tally for the election of directors was as follows:

 DIRECTOR                          	     FOR                          AGAINST
 J. S. Corcoran                       1,848,716                        1,727
 John W. Grant                        1,848,816                        1,627
 F. Edward Gustafson                  1,848,916                        1,527
 John E. Kelly                        1,848,766                        1,627
 William F. White                     1,848,716                        1,727

                        PAK MAIL CENTERS OF AMERICA, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)


Date:                   By:  /s/Raymond S. Goshorn
July 21, 1997                Raymond S. Goshorn
                             Secretary and Treasurer


Date:                   By:  /s/John E. Kelly
July 21, 1997                John E. Kelly
                             President