Form 10QSB
period 1997-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 1997-10-14
CIK 754921

U. S. Securities and Exchange Commission

                         Washington, D.C.  20549

                              FORM 10-QSB

    (Mark one)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  August 31, 1997


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

As of October 14, 1997, there were outstanding
2,989,482 shares of the issuer's Common Stock, par value $.001 per share.

    Transitional Small Business Disclosure Format
    Yes [  ]   No [X]

                 PART I. - FINANCIAL INFORMATION

         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets

                                                 AUGUST        NOVEMBER
                                                31, 1997       30, 1996
                                               (Unaudited)
                                               ------------    ----------
  Assets
  Current assets
    Cash and cash equivalents                        19,050       152,472
    Accounts receivable, net of allowance
          of $127,971 (1997) and $115,572 (1996)    300,655       264,879
    Inventories                                      22,019        33,769
    Prepaid expenses and other current assets        66,027        38,448
                                               ------------    ----------
      Total current assets                          407,751       489,568
                                               ------------    ----------

  Property and equipment, at cost,
      net of accumulated depreciation                57,355        35,692
                                               ------------    ----------

  Other assets:
    Notes receivable, net:                          679,014       618,771
    Investment in assets held for sale                4,700        20,000
    Deposits and other                               76,362        52,185
    Deferred franchise costs, net of accumulated
     amortization of $24,836(1997) and
     $11,363(1996)                                  194,006       146,955
                                               ------------    ----------
                                                    954,082       837,911
                                               ------------    ----------

                                                  1,419,188     1,363,171
                                               ============    ==========

  Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of long-term debt                16,770        15,276
    Trade accounts payable                          218,544       249,723
    Accrued commissions                              26,000        22,149
    Other accrued expenses                           33,301        45,376
    Due to advertising fund                          15,669        60,343
                                               ------------    ----------
      Total current liabilities                     310,284       392,867
                                               ------------    ----------

  Deferred revenue                                  591,317       460,367

  Long-term debt                                    100,000       100,000

  Stockholders' equity:
     Series A redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,500 shares authorized; 1,216.668
    shares issued and outstanding
    (liquidation preference $1,723,600 - 1996)    1,216,668     1,216,668
     Series B redeemable preferred stock,
    $1000 par value; 8% cumulative;
    1,000 shares authorized; 1,000
    shares issued and outstanding
    (liquidation preference $1,200,000 - 1996)    1,000,000     1,000,000
     Common stock, $.001 par value;
    200,000,000 shares authorized;
    2,989,482 shares
    issued and outstanding                            2,990         2,990
     Additional paid-in capital                   5,026,453     5,026,453
     Accumulated deficit                         -6,828,524    -6,836,174
                                               ------------    ----------
      Total stockholders' equity                    417,587       409,937
                                               ------------    ----------

                                                  1,419,188     1,363,171
                                               ============    ==========

See Accompanying Notes to Financial Statements



         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Consolidated Statement of Operations


                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                            AUGUST                 AUGUST
                                         31,        31,        31,        31,
                                          (Unaudited)            (Unaudited)
                                     --------------------   --------------------
                                        1997      1996        1997       1996
                                     ---------  ---------   ---------  ---------
REVENUE
Royalties from franchisees             453,533    397,921   1,479,977  1,361,266
Sales of equipment, supplies
 and services                          247,899    188,269     560,467    425,924
Individual franchise fees              429,050    221,000     840,870    424,728
Area franchise fees                     63,294    103,848      90,794    171,346
Interest income                          3,867      9,664       8,139     15,859
Other                                   36,311     14,761      62,409     33,368
                                     ---------  ---------   ---------  ---------
                                     1,233,954    935,386   3,042,656  2,432,491
                                     ---------  ---------   ---------  ---------

COST AND EXPENSES
Selling, general and administrative    400,108    380,941   1,360,871  1,299,070
Cost of sales of equipment,
      supplies and services            222,975    170,604     502,192    378,336
Commissions on franchise sales         226,930    129,224     446,372    249,784
Royalties paid to area franchisees     158,730    123,147     524,556    422,142
Advertising                             38,248     37,658     145,941    141,806
Loss on Investment in assets
 held for resale                         5,124      5,904      15,575     14,831
Depreciation and amortization           12,489     12,034      37,005     35,929
Interest                                   108      1,585       2,494      3,519
                                     ---------  ---------   ---------  ---------
                                     1,064,712    861,097   3,035,006  2,545,417
                                     ---------  ---------   ---------  ---------

    Net income (loss)                  169,242     74,289       7,650   -112,926
                                     =========  =========   =========  =========


Net income (loss) per common share      .06        .02         .00        -.04
                                     =========  =========   =========  =========

Weighted average number of common
         shares outstanding          2,989,483  2,989,483   2,989,483  2,989,483
                                     =========  =========   =========  =========



See Accompanying Notes to Financial Statements


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                     NINE MONTHS ENDED
                                                    AUGUST         AUGUST
                                                      31,            31,
                                                     1997           1996
                                                         (Unaudited)
                                                   ---------    -----------
Cash flows from operating activities
Net (loss)                                        $    7,650   $ -112,926
Adjustments to reconcile net income to net cash
 used by operating activities:
  Depreciation and amortization                       37,005       35,929
  Amortization of discount on note payable             1,494        2,079
  Deferred revenue                                   130,950       14,681
  Change in operating assets and liabilities-
    Accounts receivable                              -35,776       92,641
    Inventories                                       11,750       12,755
    Prepaids and deferred franchise costs            -88,103      -17,816
    Notes receivable                                 -60,243      126,170
    Deposits and other                               -24,177          976
    Trade accounts payable                           -31,179     -130,332
    Accrued expenses                                  -8,224      -15,316
    Due to ad fund                                   -44,674       11,176
                                                   ---------    ---------
   Net cash provided by (used in)
                  operating activities              -103,527       20,017
                                                   ---------    ---------

Cash used from investing activities
  Capital expenditures                               -45,195      -25,108
  Proceeds from assets held for sale                  15,300          414
                                                   ---------    ---------
   Net cash provided by (used in)
                  investing activities               -29,895      -24,694
                                                   ---------    ---------

Cash flows from financing activities
 Issuance of long-term debt                                0      100,000
 Payments on long-term debt                                0      -19,498
                                                   ---------    ---------
  Net cash provided by
                (used in) financing activities             0       80,502
                                                   ---------    ---------

Net increase in cash and cash equivalents           -133,422       75,825

Cash and cash equivalents at beginning of year       152,472       54,299
                                                   ---------    ----------

Cash and cash equivalents at end of period            19,050   $  130,124
                                                   =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest      $     2,494   $    3,519
                                                   =========    =========

See Accompanying Notes to Financial Statements

PAK MAIL CENTERS OF AMERICA, INC.
Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1996 through October 7, 1997, the Company awarded 43 individual franchises and as of October
7, 1997, the Company had 323 individual franchise agreements in existence.

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

The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See
Item 1.



LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a negative cash flow of $133,422
($103,527 cash used by operating activities and $29,895 from investing activities) during the nine months ended August 31, 1997.

Deferred revenue increased $130,950 to $591,317 as of August 31, 1997. The increase was primarily a result of deferring the recognition of revenue from 8 new individual franchises awarded through August 31, 1997, offset by the recognition of individual and area franchise revenue that was deferred as of November 30, 1996. The Company has deferred the recognition of revenue with respect to 8 of the 43 individual franchises awarded during the nine months ended August 31, 1997. The Company anticipates that the majority of the deferred individual franchise fees will be recognized as revenue in fiscal 1997.


RESULTS OF OPERATIONS

Three months ended August 31, 1997, compared to three months ended August 31, 1996
Total revenues increased $298,568 (31.9%) to $1,233,954 for the three months ended August 31, 1997. The increase is primarily attributable to increases in individual franchise fees (up 94.1% from $221,000 to $429,050), Sales of equipment, supplies and services (up 31.7% from $188,269 to $247,899) and Royalties from franchisees (up 14.0% from $397,844 to $453,533) partially offset by an decrease in Area franchise fees (down 39.1% from $103,848 to $63,294).

The $208,050 increase in Individual franchise fees represents 7 more awards recognized during the three months ending August
31, 1997 compared to the same period in 1996 and a differing mix of per franchise revenue recognition. The Company recognized 19 and 12 individual franchise awards respectively during the three months ended August 31, 1997 and 1996.

The $59,630 increase in Sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ending August 31, 1997 compared to the same prior year period.

The $55,689 increase in royalties is due to increases in the average store volumes and number of stores open.

The $40,554 decrease in revenue from Area franchise fees is primarily due to one domestic award recognized during the three months ending August 31, 1996 compared to none during the three months ended August 31, 1997. During the three months ended August 31, 1997, the company recognized a portion of the area franchise fees that were deferred at November 30, 1997.

Total expenses increased $203,615 (23.6%) to $1,064,712 for the three months ended August 31, 1997. The increase is primarily attributable to a increases in Cost of sales of equipment, supplies and services (up 30.7% from $170,604 to $222,975), Commissions on franchise sales (up 75.6% from $129,224 to $226,930) and Royalties paid to area franchisees (up 28.9% from $123,147 to $158,730).

The $52,371 increase in Cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ending August 31, 1997 compared to the prior year period.

The $97,706 increase in Commissions is due primarily to the increased number of individual and area franchise sales made during the first three months ending August 31, 1997 compared to the same prior year period and the differing mix of commissions per franchise.

The $35,583 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.

Nine months ended August 31, 1997, compared to nine months ended August 31, 1996
Total revenues increased $610,165 (25.1%) to $3,042,656 for the nine months ended August 31, 1997. The increase is primarily attributable to increases in Individual franchise fees (up 98.0% from $424,728 to $840,870), Sales of equipment, supplies and services (up 31.6% from $425,924 to $560,467) and Royalties from franchisees (up 8.7% from $1,361,266 to $1,479,977)
partially offset by a decrease in Area franchise fees (down 47.0% from $171,346 to $90,794)

The $416,142 increase in Individual franchise fees represents 15 more awards recognized during the nine months ending August 31, 1997 compared to the same period in 1996 and a differing mix of per franchise revenue recognition. The Company recognized 38 and 23 individual franchise awards respectively during the nine months ended August 31, 1997 and 1996.

The $134,543 increase in Sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ending August 31, 1997 compared to the same prior year period.

The $118,711 increase in royalties is due to increases in the average store volumes and number of stores open.

The $80,552 decrease in revenue from Area franchise fees is primarily due to one domestic award recognized during the nine months ending August 31, 1996 compared to none during the nine months ended August 31, 1997. During the nine months ended August 31, 1997 the Company recognized a portion of the Area franchise fees that were deferred as of November 30, 1996.

Total expenses increased $489,589 (19.2%) to $3,035,006 for the nine months ended August 31, 1997. The increase is primarily attributable to increases in Cost of sales of equipment, supplies and services (up 32.7% from $378,336 to $502,192), Commissions on franchise sales (up 78.7% from $249,784 to $446,372) and Royalties paid to area franchisees (up 24.3% from $422,142 to $524,556).

The $123,856 increase in Cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ending August 31, 1997 compared to the prior year period.

The $196,588 increase in Commissions is due primarily to the increased number of individual and area franchise sales made during the first nine months ending August 31, 1997 compared to the same prior year period and the differing mix of commissions per franchise.

The $102,414 increase in Royalties paid to area franchisees relate to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes of those stores.

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

    None.

Item 3.   Defaults Upon Senior Securities.

    None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           The Company's annual meeting of shareholders was held on June 17, 1997, at which directors were elected.

    The tally for the election of directors was as follows:

    DIRECTOR                 FOR             WITHHELD

    J. S. Corcoran        1,848,716            1,727
    John W. Grant         1,848,716            1,727
    F. Edward Gustafson   1,848,716            1,727
    John E. Kelly         1,848,716            1,727
    William F. White      1,848,716            1,727

Item 5.   Other Information.

    None.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    None.

    (b)  Reports on Form 8-K.

    None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            PAK MAIL CENTERS OF AMERICA, INC.
                        (Registrant)
Date: October 14, 1997


                    By: /s/ John E. Kelly___________________
                              John E. Kelly
                              President


                    By: /s/ Raymond S. Goshorn____________
                              Raymond S. Goshorn
                              Chief Financial Officer
                              Secretary and Treasurer