Form 10KSB
period 1997-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1998-03-02
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the fiscal year ended: November 30, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                             89-0934575
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

3033 South Parker Road, Suite 1200, Aurora, Colorado                80014
----------------------------------------------------               --------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: 303-752-3500

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
          Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.      YES  X    NO
                                                                  -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $4,164,330.

The aggregate market value of the Issuer's voting stock held as of a recent date by nonaffiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 26, 1997, the Issuer had 2,989,483 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format:   YES      NO  X
                                                    -----   -----

                        PAK MAIL CENTERS OF AMERICA, INC.
                         1997 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS



PART I                                                                  Page No.
------                                                                  --------

Item 1.     Description of Business..........................................1

Item 2.     Description of Property..........................................6

Item 3.     Legal Proceedings................................................7

Item 4.     Submission of Matters to Vote of Security Holders................7

PART II
-------

Item 5.     Market for Common Equity and Related Stockholder Matters.........8

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................9

Item 7.     Financial Statements............................................12

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................12

Part III
--------

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act......13

Item 10.    Executive Compensation..........................................15

Item 11.    Security Ownership of Certain Beneficial Owners and Management..18

Item 12.    Certain Relationships and Related Transactions..................10

Item 13.    Exhibits and Reports on Form 8-K ...............................20

            Signatures......................................................21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (a) Business Development. Pak Mail Centers of America, Inc. (the "Issuer" or "Company") was incorporated in the State of Colorado on January 27, 1984. The Issuer is principally engaged in franchising of retail service centers which specialize in the packaging and shipping business ("Pak Mail Centers"). Pak Mail Centers typically provide mailbox service, parcel shipping and receiving, packaging, freight forwarding and other communications and information products and services to commercial and residential customers through a variety of carriers and may offer a variety of related items such as stamps, greeting cards, stationery supplies, keys and passport photographs. On March 24, 1995, the Company effected a reverse stock split whereby each pre-reverse stock split share of common stock was reclassified and changed into one-fiftieth of a share of common stock on a post-reverse stock split basis. The total number of outstanding shares of common stock was reduced from 149,474,125 to 2,989,483 as a result of the reverse stock split. In February 1998, holders of the Series A and Series B Preferred Stock exchanged the Series A and Series B Preferred Stock for a new Series C Preferred Stock and 10 year warrants to purchase 884,264 shares of the Company's common stock at $0.10 each. The new Series C Preferred Stock has a 6% annual dividend that is payable on March 31 of each year, beginning in 1999. Effective November 30, 1997, the holders of the Series A and Series B Preferred Stock agreed that they had no further rights, and that the Company had no further obligations, with respect to the Series A and Series B Preferred Stock.

     (b) Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Issuer's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of February 16, 1998, there were 325 individual franchises and 28 area agreements in existence.

Franchise Program
-----------------

     The Company offers individual franchise agreements and area director marketing agreements. Individual franchisees are granted the nonexclusive right, within a specified area, to use the Pak Mail name and trademarks as well as Pak Mail's proprietary operating procedures, techniques, forms, equipment and advertising presentation. Area marketers and, under a previously offered area franchise program, area developers are granted rights to sell individual franchises for the Company in designated areas and are required to provide site selection and start up assistance and continuing support for individual franchisees within those areas. The Company locates prospective franchisees through advertising, referrals from existing franchisees, the marketing efforts of its area marketers and developers, and, to a small extent, through the use of franchise brokers.

Franchise Agreements, Fees and Related Matters
----------------------------------------------

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $23,950, although franchisees who initially commit to acquire more than one franchise are eligible for certain discounts and may be eligible for financing of the discounted initial franchise fees for second and subsequent Centers. Individual franchisees are also charged an initial fee ranging between $571 and $890 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent for the first $200,000 of the franchisee's royalty based revenues, four and one-half percent for the next $50,000 of royalty based revenues, four percent for the next $50,000 of royalty based revenues, three and one-half percent for the next $50,000 of royalty based revenues, and then three percent for all subsequent royalty based revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent of royalty based revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent of gross revenues. The advertising fees are held in a separate legal trust controlled by the Company. These fees are used in connection with the formulation and execution of national advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign the Franchise Agreement.

     Area Director Marketing Agreement

     Each area marketer franchisee enters into an area marketing agreement which requires the payment of an initial fee based upon several factors including population and other demographic factors in the designated geographic region. The area director marketing agreement grants the right to market and sell franchises within a specified territory. When an area marketer sells an individual franchise in its territory, the Company typically receives 60% of the individual franchise fee and the area marketer receives 40%. The area marketer receives 50% of the royalties paid to the company by individual franchisees in its territory. If an individual franchise is sold in an area where there is no area marketer, the Company retains 100% of all fees and royalties paid by the franchisee. There may be variations in the terms of specific area director marketing agreements based on special circumstances affecting the geographic area and the area marketer.

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

     International Area Franchises

     The Company's international area franchise agreements require the payment of an initial franchise fee based upon several factors including population and other demographic factors in the designated country or geographic region. The Company often finances a portion of the area franchise fee. The international area franchise is responsible for individual franchise marketing, site selection assistance and lease negotiation, on-site training and continuing local support of the individual franchisees within their areas.

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 1997, there were four international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City, Guadalajara and Monterrey, respectively, and an area covering the Mexican states of Baja California and Sonora and the countries of Chile, Argentina, Venezuela, Australia, New Zealand and Japan. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which sets forth many of the Company's standards and specifications and contains certain provisions designed to ensure uniformity in the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a 12 day training class with regard to packaging, pricing and available shipping and mailing services; preparation and execution of marketing and placement of advertising; record keeping and systems operation; use of forms and forms management; soliciting and servicing customers; selecting and training personnel; and stock location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides an initial advertising and marketing program at or around the time that a franchisee opens the Pak Mail Center.

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

Services
--------

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

     Major services and products offered at typical retail Pak Mail Centers include the following:

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

     Communications Services. Pak Mail Centers may offer customers a wide range of communications services such as telecopies, wire transfer of funds and electronic mail and Internet access.

     Convenience Items and Services. Pak Mail Centers generally offer convenience items such as postage stamps, envelopes, custom rubber stamps, laminating, passport and identification photos and keys. Most Pak Mail Centers also offer office supplies, greeting cards, gift wrapping and other gift items.

     Insurance. Also available at the customer's option is loss damage insurance which can be purchased either through the courier's insurance carrier and/or separate parcel insurance which is available on an as needed basis from the Company's carrier. The insurance prices for the Company's insurance vary from those charged by couriers.

     Private Mailbox Service. Pak Mail Centers usually offer private mailbox rentals. Mailbox rental fees vary based on the size of the box, the rental terms and the location of the Pak Mail Center.

          (3) Status of Product. There has been no public announcement of, nor has the Company otherwise made public information about, any new product or service of the Company requiring the investment by the Company of a material amount of its total assets or which is otherwise material to the Company's operations.

          (4) Competition. The Company and its franchisees face competition primarily from independent packaging and shipping service centers and other franchised operations offering similar products and services. Mail Boxes Etc. is the largest competitor. The Company's franchising approach and the operations of a Pak Mail Center are not unique or patentable and can be imitated by others. Although the Company and its franchisees offer services similar to those offered by the U.S. Postal Service, such as private mail box service and parcel handling, the U.S. Postal Service does not offer certain of the business support, communications and personal services offered by most Pak Mail Centers.

          (5) Raw Materials and Supplies. The Company purchases materials for resale to its franchisees. These materials are available from a variety of suppliers, and the Company has not experienced any delays in obtaining such materials.

          (6) Customer Dependence. The Company does not depend upon a single customer, or a few customers, for its revenues, the loss of any one or more which would have a material adverse effect on the Company.

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principal Register of the United States Patent and Trademark Office. The service mark registration expires in 2000, and the logo expires in 2005.

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

          (12) Employees. As of December 31, 1997, the Company had 20 employees, all of whom are full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,000 square feet of office space in Aurora, Colorado under a lease expiring in April 2000 with a base rental currently at approximately $12,300 per month and rising to approximately $13,300 per month by the end of the term. The offices are in good condition.

ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 1997 and 1996 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.

     As of February 17, 1998, the Company had 1,186 holders of record of its $0.001 par value common stock.

     (c) Dividends.

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company does not anticipate paying any cash dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities

     On January 26, 1998, the Company designated 2,500 shares of its no par value preferred stock as Series C Preferred Stock. In November 1997, the holder of the Company's Series A Preferred Stock and the holder of the Company's Series B Preferred Stock offered to exchange their shares of preferred stock for an equal number of shares of Series C Preferred Stock, and for a warrant to purchase shares of common stock of the Company. On February 4, 1997, the Company issued 1,216.668 shares and 1,000 shares of the Series C Preferred Stock to two shareholders in exchange for their shares of Series A Preferred Stock and Series B Preferred Stock, respectively. In connection with this transaction, the Company issued warrants to the former holders of Series A Preferred Stock and Series B Preferred Stock to purchase 604,264 and 280,000 shares of the Company's common stock, respectively. The warrants have an exercise price of $0.10 per share and expire on November 30, 2007.

     The offer and sale of the Series C Preferred Stock and warrants were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). In connection with such offer, the purchasers represented that they were " accredited investors" as that term is defined in Regulation D adopted under the Securities Act, and that they were provided access to complete information concerning the Company. The purchasers have represented that they will hold the Series C Preferred Stock for the purchaser's own account and that they have no present agreement, understanding or arrangement to subdivide, sell, assign, transfer or otherwise dispose of all or part of the Series C Preferred to any other person.. The purchasers further agreed that they understood that the Series C Preferred Stock had not been registered under the Securities Act and that the purchaser could not resell the securities without compliance with the provisions of the Securities Act of 1933, as amended. All certificates issued to the purchasers were impressed with a restrictive legend advising that the securities represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No underwriters were involved in these transactions and no commissions were paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company experienced cash flow deficiencies from operating activities of $31,561 during the fiscal year ended November 30, 1997 compared to cash flow deficiencies of $149,182 during the fiscal year ended November 30, 1996. During the fiscal year ended November 30, 1996, the deficiency was financed through payments received on notes receivable and $100,000 in loans issued from D. P. Kelly and Associates, L.P. During the fiscal year ended November 30, 1997, the deficiency was financed through payments received on notes receivable.

     At November 30, 1997, the average age of accounts receivable was approximately 49 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it. The Company believes that cash flow from operating activities will be adequate to cover capital needs for the next 12 months. The Company does not have any material commitments for capital expenditures to be incurred in the next 12 months.

Results of Operations
---------------------

     Fiscal 1997 Compared to Fiscal 1996
     -----------------------------------

     The Company recorded a profit of $327,920 in the fiscal year ended November 30, 1997, including an income tax benefit of $136,100 due to recent operating profits. The net income before income tax benefit was $191,820 as compared to $51,957 in the fiscal year ended November 30, 1996. The $139,863 increase was attributable to an increase in revenues (up 19.9% from $3,472,593 to $4,164,330) offset by a lesser increase in costs and expenses (up 16.1% from $3,420,633 to $3,972,510).

     The $691,737 increase in revenues during the fiscal year ended November 30, 1997 is primarily attributable to increases in individual franchise fees (up 58.3% from $728,268 to $1,152,990), royalties from franchisees (up 10.2% from $1,767,023 to $1,947,464) and sales of equipment, supplies and services (up 11.0% from $673,870 to $748,148) offset by a decrease in area representative fees (down 10.1% from $257,261 to $231,194).

     The $424,722 increase in individual franchise fees is represented by an increase in franchise sales recognized during the fiscal year ended November 30, 1997 compared to the fiscal year ended November 30, 1996 and a differing mix of per franchise revenue recognition. The Company awarded 54 and 35 individual franchises during the fiscal year ended November 30, 1997 and the fiscal year ended November 30, 1996, respectively. In the fiscal year ended November 30, 1997, the Company recognized revenue on 49 of the 54 individual franchises awarded. In addition, the revenue from three individual franchises awarded and deferred in 1996, was recognized in the fiscal year ended November 30, 1997. There were five individual franchises awarded but deferred as of November 30, 1997.

     The $180,441 increase in royalties from franchisees is due to an increase in the average sales volume per store and the number of stores open and operating throughout the year.

     The $74,278 increase in sales of equipment, supplies and services primarily relates to the decrease in the number of new stores opened in the fiscal year ended November 30, 1997.

     The $26,067 decrease in area representative fees represents one domestic award and two international awards during the fiscal year ended November 30, 1997 compared to one domestic award during the fiscal year ended November 30, 1996. Although the Company awarded more new areas in fiscal 1997, only the cash down payments of the 2 international franchises were recognized as income during fiscal 1997. The note portions of the 2 international franchises were deferred as of November 30, 1997, and will be recognized at the time the note payments are received.

     The $551,874 increase in costs and expenses is primarily attributable to increases in other selling, general and administrative expenses (up 10.1% from $1,604,325 to $1,765,735), cost of sales of equipment, supplies and services (up 11.6% from $605,195 to $675,685), commissions on franchise sales (up 48.1% from $414,773 to $614,449) and royalties paid to area franchisees (up 22.9% from $551,497 to $677,555).

     The $161,410 increase in other selling, general and administrative expenses is primarily due to increases in convention, personnel, and travel and entertainment costs during fiscal 1997.

     The $70,490 increase in cost of sales of equipment, supplies and services primarily relates to the increase in the number of new stores opened in the fiscal year ended November 30, 1997.

     The $199,676 increase in commissions is primarily due to the increased number of individual and area franchise sales made during the fiscal year ended November 30, 1997 compared to the same prior year period and the differing mix of commissions per franchise.

     The $126,058 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during the fiscal year ended November 30, 1997 compared to the same prior year period.

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing internal resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in fiscal 1998. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes that the costs of compliance and potential impact on operations will not be material.

     The foregoing discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years and any interim period, the principal independent accountant of the Company did not resign (or decline to stand for re-election) and was not dismissed.

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




Name, Age and                      Director or          Principal Occupation
Position in the Company            Officer Since        During the Last Five Years
-----------------------            -------------        --------------------------

John E. Kelly, 57                  September, 1989      Executive officer of the
(President, Chief Executive                             Company since September, 1989.
Officer and Director)

P. Evan Lasky, 56                  March, 1988          Executive officer of the
(Executive Vice President                               Company since March, 1988.
and Chief Operating Officer)

Raymond S. Goshorn, 39             December, 1988       Executive officer of the
(Chief Financial Officer,                               Company since December, 1988.
Treasurer, Secretary)

Tonya D. Sarina, 36                December, 1996       Executive officer of the
(Vice President of Sales                                Company since December 1996;
and Marketing)                                          Marketing manager of the Company
                                                        from March, 1991 through November, 1996.

Alex Zai, 38                       May, 1996            Executive officer of the
(Vice President of                                      Company since May, 1996;
Store Operations)                                       director of store operations
                                                        of the Company since April, 1994.






Name, Age and                      Director or          Principal Occupation
Position in the Company            Officer Since        During the Last Five Years
-----------------------            -------------        --------------------------

J. S. Corcoran, 54                 September, 1989      Self-employed as a business
(Director)                                              consultant since October, 1996.
                                                        Executive officer of D.P. Kelly
                                                        & Associates L.P., a firm offering
                                                        management services, from November, 1988
                                                        to January, 1997; executive officer of
                                                        Envirodyne Industries, Inc., a manufacturer
                                                        of food packaging from June, 1989 to March, 1996.

John W. Grant, 73                  September, 1989      Retired since September, 1987.
(Director)

F. Edward Gustafson, 56            September, 1989      Executive officer of D.P. Kelly & Associates L.P.,
(Director)                                              a firm offering management services, since November,
                                                        1988; executive officer of Envirodyne Industries, Inc.,
                                                        a manufacturer of food packaging and food service supplies, since June, 1989; director of Envirodyne Industries, Inc.
                                                        since December, 1993; executive officer of Viskase Corporation, a wholly-owned subsidiary of Envirodyne Industries, Inc.,
                                                        from February, 1990 to August, 1993.

William F. White, 67               September, 1989      Executive officer of Whitnell & Co., an investment
(Director)                                              advisory firm, since January, 1988; executive officer
                                                        of Donegal, Inc., an investment management firm, since
                                                        January, 1991.




                                       14

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

     (e) Compliance With Section 16(a) of the Exchange Act.

     Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

     Cash Compensation.
     ------------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 1997, November 30, 1996 and November 30, 1995 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                           SUMMARY COMPENSATION TABLE




Name and                                                            Other Annual
Principal Position       Fiscal Year        Salary      Bonus       Compensation
------------------       -----------        ------      -----       ------------

John E. Kelly               1997           $131,040    $16,630(1)     $7,980(2)
President and Chief         1996           $126,000    $33,600(1)     $7,980(2)
Executive Officer           1995           $120,000    $21,895(1)     $7,980(2)

P. Evan Lasky               1997           $ 91,000    $11,000(1)        -0-
Executive Vice              1996           $ 86,000    $16,583(1)        -0-
President and Chief         1995           $ 80,500    $10,183(1)        -0-
Operating Officer


     (1) Bonus was paid in the fiscal year indicated but with respect to performance in the prior fiscal year.

     (2) The amount for each of fiscal 1997, 1996 and 1995 consists of a $4,800 car allowance and $3,180 of country club dues.

     Option/SAR Grants and Long-Term Incentive Plans.
     ------------------------------------------------

     Not Applicable.

     Compensation of Directors--Standard Arrangement.
     ------------------------------------------------

     Members of the Board of Directors, other than members who are also officers of the Company, are entitled to receive a fee of $2,000 per year and $250 for each attended meeting of the Board of Directors.

     Compensation of Directors--Other Arrangements.
     ----------------------------------------------

     Not Applicable.

     Employment  Contracts and  Termination  of Employment and Change of Control
--------------------------------------------------------------------------------
Arrangements.
-------------

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners.

     The following persons are the only persons known to the Company who on February 16, 1998, owned beneficially more than 5% of the Company's $0.001 par value common stock, its only class of outstanding voting securities:



                                           Amount and Nature of         Percent
Name and Address of Beneficial Owner      Beneficial Ownership(1)       of Class
------------------------------------      -----------------------       --------

Pak Mail Investment Partnership L.P.            1,800,000                 60.2%
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

Janie M. D'Addio                                 188,833(2)                6.3%
c/o Security Manufacturing Corporation
815 South Main Street
Grapevine, Texas 76051

     (1) The beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.


     (2) Information with respect to Ms. D'Addio's common stock is given to the best of the Company's knowledge.

     (b) Security Ownership of Management.

     The following table shows as of February 16, 1998, the shares of the Company's $0.001 par value common stock beneficially owned by each director, each executive officer and by all the executive officers and directors as a group:

Name and Address of              Amount and Nature of
 Beneficial Holder               Beneficial Ownership           Percent of Class
 -----------------               --------------------           ----------------

J. S. Corcoran                        1,000(1)                         (5)
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

Raymond S. Goshorn                     1,000                           (5)
3033 S Parker Rd Suite 1200
Aurora Colorado 80014

Name and Address of              Amount and Nature of
 Beneficial Holder               Beneficial Ownership           Percent of Class
 -----------------               --------------------           ----------------


John W. Grant                           800(2)                         (5)
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

F. Edward Gustafson                  20,000(1)(3)                      (5)
701 Harger Road, Suite 190
Illinois 60521

John E. Kelly                         12,000(4)                        (5)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

William F. White                        2,000                          (5)
701 Harger Road, Suite 190
Oak Brook, Illinois 60521

P. Evan Lasky                            -0-                           (5)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

Tonya D. Sarina                          -0-                           (5)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

Alex Zai                                 112                           (5)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

All directors and officers             36,912(1)                       1.2%
as a group (9 persons)



     (1) Excludes 1,800,000 shares of common stock owned by Pak Mail Investment Partners, L.P. ("PMIP"). Mr. Corcoran and Mr. Gustafson are officers, directors and shareholders of Wexford Corporation, which exercises control over PMIP, and therefore may be deemed to have the ability to vote or dispose of securities owned by PMIP. Messrs. Corcoran and Gustafson disclaim beneficial ownership of the shares of common stock owned by PMIP.

     (2) Shares owned jointly by Mr. Grant and his wife.

     (3) Includes 6,000 shares of common stock owned by Mr. Gustafson's children, for whom he acts as custodian.

     (4) Excludes 8,000 shares of common stock that Mr. Kelly has not yet purchased pursuant to a Stock Purchase Agreement dated July 15, 1990. See "Item
10. Executive Compensation".

     (5) Less than 1%.

     (c) Changes in Control. Not Applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

     The Company purchases mailboxes from Security Manufacturing Corporation ("Security") for resale to the Company's franchisees. Security is controlled by Janie M. D'Addio, who owns 6.3% of the Company's $0.001 par value common stock. During fiscal 1997 and fiscal 1996, the Company made purchases in the total amounts of $82,128 and $64,300, respectively, from Security.

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 1,800,000 shares of common stock, representing approximately 60.2% of the outstanding common stock.

     In February 1998, holders of the Series A and Series B Preferred Stock of the Company exchanged the Series A and Series B Preferred Stock for a new Series C Preferred Stock and 10 year warrants to purchase 884,264 shares of the Company's common stock at $0.10 each. The new Series C Preferred Stock has a 6% annual dividend that is payable on March 31 of each year, beginning in 1999. Effective November 30, 1997, the holders of the Series A and Series B Preferred Stock agreed that they had no further rights, and that the Company had no further obligations, with respect to the Series A and Series B Preferred Stock.

     (d) Transactions With Promoters. Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

(3)(a) Articles of Incorporation incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

(3)(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on January 26, 1998.

(3)(c) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K dated March 13, 1992.

(4)(a) Letter of Exchange of Series A Preferred Stock for Series C Preferred Stock.

(4)(b) Letter of Exchange of Series B Preferred Stock for Series C Preferred Stock.

(4)(c) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series A Preferred Stock for Series C Preferred Stock.

(4)(d) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series B Preferred Stock for Series C Preferred Stock.

(10)(a) Stock Purchase Agreement dated as of July 15, 1990 by and between the Company and John E. Kelly incorporated by reference to Exhibit (10)(1) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(b)   Individual Franchise Agreement.

(10)(c) Agreement by and between Security Manufacturing Corporation and the Company dated July 10, 1995 incorporated by reference to Exhibit
          (10)(3) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(d) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1997.

(21)      Subsidiaries of the Registrant.

(27)      Financial Data Schedule



     (b)  8-K Reports. None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PAK MAIL CENTERS OF AMERICA, INC.,
                                        a Colorado corporation

                                        By:
                                           -------------------------------------
                                           John E. Kelly, President and
                                           Chief Executive Officer


                                        By:
                                           -------------------------------------
                                           Raymond S. Goshorn, Chief Financial
                                           Officer, Treasurer and Secretary

     Dated: February 26, 1998.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title              Signature                         Date
--------------              ---------                         ----

J.S. Corcoran                                                 February ___, 1998
Director                    ------------------------

John W. Grant                                                 February ___, 1998
Director                    ------------------------


F. Edward Gustafson                                           February ___, 1998
Director                    ------------------------


John E. Kelly                                                 February ___, 1998
Director                    ------------------------


William F. White                                              February ___, 1998
Director                    ------------------------

                        PAK MAIL CENTERS OF AMERICA, INC.
                                 AND SUBSIDIARY

                            Financial Statements and
                          Independent Auditors' Report
                           November 30, 1997 and 1996*

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY





                   Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----


Independent Auditors' Report.............................................F - 1

Financial Statements

        Consolidated Balance Sheets - November 30, 1997 and 1996.........F - 2

        Consolidated Statements of Income - For the
         Years Ended November 30, 1997 and 1996..........................F - 3

        Consolidated Statement of Stockholders' Equity -
         For the Years Ended November 30, 1997 and 1996..................F - 4

        Consolidated Statements of Cash Flows - For the
         Years Ended November 30, 1997 and 1996..........................F - 5

Notes to Consolidated Financial Statements...............................F - 6

Accompanying Schedule

       Independent Auditors' Report on Accompanying Schedule.............F - 17

       Schedule of Selling, General and Administrative Expenses..........F - 18

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                           /s/  Ehrhardt Keefe Steiner & Hottman
                                           -------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC

January 15, 1998
Denver, Colorado

                   PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                              Consolidated Balance Sheets

                                                                    November 30,
                                                            --------------------------
                                                                1997           1996
                                        Assets              -----------    -----------

Current assets
    Cash and cash equivalents                               $    87,405    $    72,179
    Restricted cash (Note 7)                                     23,780         80,293
    Accounts receivable, net of allowance of
      $101,039 (1997) and $115,572 (1996)
                                                                262,791        264,879
    Inventories                                                  34,514         33,769
    Prepaid expenses and other current assets                    31,805         38,448
    Deferred income tax benefit - current                       136,100           --
                                                            -----------    -----------
              Total current assets                              576,395        489,568
                                                            -----------    -----------

Furniture and equipment, net of accumulated
  depreciation (Note 2)                                          61,892         35,692
                                                            -----------    -----------

Other assets
    Notes receivable, net (Note 3)                              722,478        618,771
    Investments in non-operating assets held for sale              --           20,000
    Deposits and other                                           90,130         52,185
    Deferred franchise costs, net of accumulated
      amortization of $36,360 (1997) and $13,367 (1996)
                                                                175,943        146,955
    Capitalized software costs                                  124,202           --
                                                            -----------    -----------
              Total other assets                              1,112,753        837,911
                                                            -----------    -----------

                                                            $ 1,751,040    $ 1,363,171
                                                            ===========    ===========

                         Liabilities and Stockholders' Equity

Current liabilities
    Current portion of long-term debt (Note 4)              $   100,000    $    15,276
    Trade accounts payable                                      284,355        249,723
    Accrued commissions                                          52,950         22,149
    Other accrued expenses                                       18,580         45,376
    Due to advertising fund (Note 6)                             23,780         60,343
                                                            -----------    -----------
              Total current liabilities                         479,665        392,867
                                                            -----------    -----------

Deferred revenue                                                533,518        460,367

Long-term debt (Note 4)                                            --          100,000

Commitments (Notes 10 and 11)

Stockholders' equity (Note 5)
    Series A redeemable preferred stock,
      $1,000 par value; 8%  cumulative; 1,500
      shares authorized; 1,216.668 shares
      issued  and outstanding                                      --        1,216,668
    Series B redeemable preferred stock,
      $1,000 par value; 8%  cumulative; 1,000
      shares authorized; 1,000 shares issued
      and outstanding                                              --        1,000,000
    Series C redeemable preferred stock,
      $1,000 par value; 6% cumulative;
      2,500 shares authorized 2,216.668 shares issued
      and outstanding (liquidation preference $2,216,668)     2,216,668           --
    Common stock, $.001 par value; 200,000,000
      shares authorized, 2,989,483 shares
      issued and outstanding                                      2,990          2,990
    Additional paid-in capital                                5,026,453      5,026,453
    Accumulated deficit                                      (6,508,254)    (6,836,174)
                                                            -----------    -----------
              Total stockholders' equity                        737,857        409,937
                                                            -----------    -----------

                                                            $ 1,751,040    $ 1,363,171
                                                            ===========    ===========

                   See notes to consolidated financial statements.



                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                        Consolidated Statements of Income


                                                           For the Years Ended
                                                               November 30,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Revenue
    Royalties from franchisees                           $1,947,464   $1,767,023
    Individual franchise fees                             1,152,990      728,268
    Sales of equipment, supplies, and services              748,148      673,870
    Area franchise fees, net                                231,194      257,261
    Interest income                                          16,723       24,583
    Other                                                    67,811       21,588
                                                         ----------   ----------
                                                          4,164,330    3,472,593
                                                         ----------   ----------
Costs and expenses
    Selling, general and administrative                   1,765,735    1,604,325
    Cost of sales of equipment, supplies
      and services (Note 9)
                                                            675,685      605,195
    Royalties paid to area franchisees                      677,555      551,497
    Commissions on franchise sales                          614,449      414,773
    Advertising                                             178,783      181,323
    Loss on investment in assets held for resale               --         13,921
    Depreciation and amortization                            57,810       44,629
    Interest                                                  2,493        4,973
                                                         ----------   ----------
                                                          3,972,510    3,420,636
                                                         ----------   ----------

 Net income before income tax benefit                       191,820       51,957

 Income tax benefit (Note 8)                                136,100         --
                                                         ----------   ----------

 Net income                                              $  327,920   $   51,957
                                                         ==========   ==========

 Net income per common share                                    .11          .02
                                                         ==========   ==========

 Weighted average common shares outstanding               2,989,483    2,989,483
                                                         ==========   ==========








                See notes to consolidated financial statements.





                                      Consolidated Statement of Stockholders' Equity
                                      For the Years Ended November 30, 1997 and 1996


                                            Preferred Stock               Preferred Stock               Preferred Stock
                                                Series A                      Series B                      Series C
                                         Shares         Amount          Shares         Amount         Shares        Amount
                                       -----------    -----------    -----------    -----------    -----------   -----------

Balance, November 30, 1995               1,216.668    $ 1,216,668          1,000    $ 1,000,000           --     $      --

Net income                                    --             --             --             --             --            --
                                       -----------    -----------    -----------    -----------    -----------   -----------

 Balance, November 30, 1996              1,216.668      1,216,668          1,000      1,000,000           --            --

Exchange of Series A and B for
   Series C preferred stock (Note 5)    (1,216.668)    (1,216,668)        (1,000)    (1,000,000)     2,216.668     2,216,668

Net income                                    --             --             --             --             --            --
                                       -----------    -----------    -----------    -----------    -----------   -----------

 Balance, November 30, 1997                   --      $      --             --      $      --        2,216.668   $ 2,216,668
                                       ===========    ===========    ===========    ===========    ===========   ===========



                                      Consolidated Statement of Stockholders' Equity
                                      For the Years Ended November 30, 1997 and 1996
                                                       (Continued)

                                                                    Additional                      Total
                                              Common Stock           paid-in      Accumulated    Stockholders'
                                          Shares        Amount       Capital        Deficit         Equity
                                       -----------   -----------   -----------    -----------    -----------

Balance, November 30, 1998               2,989.483   $     2,990   $ 5,026,453    $(6,888,131)   $   357,980

Net income                                    --            --            --           51,957         51,957
                                       -----------   -----------   -----------    -----------    -----------

 Balance, November 30, 1996              2,989.483         2,990     5,026,453     (6,836,174)       409,937

Exchange of Series A and B for
   Series C preferred stock (Note 5)          --            --            --             --             --

Net income                                    --            --            --          327,920        327,920
                                       -----------   -----------   -----------    -----------    -----------

 Balance, November 30, 1997              2,989.483   $     2,990   $ 5,026,453    $(6,508,254)   $   737,857
                                       ===========   ===========   ===========    ===========    ===========




                             See notes to consolidated financial statements.

                                                F - 4



                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                      Consolidated Statements of Cash Flows


                                                          For the Years Ended
                                                              November 30,
                                                         -----------------------
                                                           1997          1996
                                                         ---------    ----------
Cash flows from operating activities
    Net income                                           $ 327,920    $  51,957
                                                         ---------    ---------
    Adjustments to reconcile net income to net cash
      used by operating activities
        Depreciation and amortization                       55,114       44,629
        Provision for loss on accounts receivable          (14,533)     (43,789)
        Provision for loss on notes receivable                  36       17,100
        Net loss on investment in non-operating
          assets held for sale                                --         13,921
        Discount on notes receivable                          --         (1,628)
        Deferred franchise costs                           (51,981)     (13,717)
        Franchise fee revenue financed through
          notes receivable                                 (95,816)     (24,500)
        Deferred income taxes                             (136,100)        --
        Changes in operating assets and liabilities -
            Accounts receivable                             16,621      114,287
            Inventories                                       (745)      12,669
            Prepaid expenses and other current assets        6,643        2,470
            Deposits and other                             (37,945)       1,931
            Trade accounts payable                          34,632     (111,267)
            Accrued expenses                                 4,005      (52,287)
            Due to advertising fund                        (36,563)      28,026
            Deferred revenue                              (102,849)    (188,984)
                                                         ---------    ---------
                                                          (359,481)    (201,139)
                                                         ---------    ---------
            Net cash used by operating activities          (31,561)    (149,182)
                                                         ---------    ---------

    Cash flows from investing activities
        Capital expenditures                               (58,321)     (18,759)
        Capitalized software costs                        (124,202)        --
        Proceeds from sale of assets held for sale          20,000         --
        Payments on notes receivable                       168,073      195,842
                                                         ---------    ---------
            Net cash provided by investing activities        5,550      177,083
                                                         ---------    ---------

    Cash flows from financing activities
        Payments on long-term debt                         (15,276)     (29,728)
        Proceeds from long-term debt                          --        100,000
        Decrease (increase) in restricted cash              56,513      (47,976)
                                                         ---------    ---------
            Net cash provided by financing activities       41,237       22,296
                                                         ---------    ---------

    Net increase in cash and cash equivalents               15,226       50,197

    Cash and cash equivalents, beginning of year            72,179       21,982
                                                         ---------    ---------

    Cash and cash equivalents, end of year               $  87,405    $  72,179
                                                         =========    =========


Supplemental disclosure of cash flow information -
     Cash paid during the year for interest was approximately $2,500 (1997) and $5,000 (1996).

Supplemental schedule of non-cash investing and financing activities:
     At November 30, 1997 and 1996 $176,000 and $198,866 of notes receivable additions are included in deferred revenue.


                 See notes to consolidated financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
------------

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail Retail and Service Centers which specialize in custom packaging of items to be mailed or shipped throughout the United States and Mexico.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc., collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The following table summarizes the number of Pak Mail Retail and Service Centers in operation during the last two fiscal years:
                                                         November 30,
                                                      ----------------
                                                      1997        1996
                                                      ----        ----
Franchises:
    Franchise centers in operation                     299         272
    Rights to franchise centers sold
      and not in operation                               5          16
                                                       ---         ---

                                                       304         288
                                                       ===         ===


Cash and Cash Equivalents
-------------------------

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair values as of November 30, 1997, as a result of the relatively short maturity of these instruments.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Inventories
-----------

Inventories consist of equipment and supplies held for resale to franchisees for use at their store locations or held at corporate owned stores for resale to the public and are stated at the lower of cost (determined on the first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three years.

Investments in Assets Held for Sale
-----------------------------------

Investments in assets held for sale are stores which have been repurchased from franchisees or built-out by the Company and are stated at cost which management believes approximates, or is lower than, market.

Franchise Fee Revenue Recognition
---------------------------------

The  Company  has  awarded  franchise  rights  under  the  following   franchise
agreements:

* Individual franchise agreement - Right to operate one store at a location to be determined. Franchise fees are payable in cash or notes upon execution of agreement.

* Area franchise agreement - Right to develop stores within a specified geographic area. The area franchise fee (based upon the estimated development  potential  of the  area) is  payable  in cash and  notes  upon execution of the franchise agreement. Upon awarding of individual franchises within the franchise area, the Company typically receives 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area.

* Area director marketing agreement - Right to market and sell franchises within a specified geographic region. The marketing fee is payable in cash and notes upon execution of the director marketing agreement. Upon selling of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area director receives 40%. The area director receives 50% of the royalties from individual franchisees within the area.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Franchise Fee Revenue Recognition (continued)
---------------------------------------------

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

Area director marketing fees are recognized as income upon completion of the initial training by the area director and collection of the marketing fee. The Company has the option to terminate the agreement before training is completed at which time the marketing fee is refundable.

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

Royalties From Franchisees
--------------------------

Royalties from franchisees are based upon a percentage of each franchisee's sales and are recognized when earned based upon reported sales activity by each franchisee.

Software Revenue Recognition
----------------------------

The Company's products are generally licensed to franchisees for a one-time initial fee and subsequent annual license and maintenance fees. The initial license fee is recognized as revenue upon execution of a signed contract, delivery of licensed software and when the Company believes that the collection of the receivable is probable.

Net Income Per Common Share
---------------------------

Income per common share is determined by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded as their effect would be immaterial.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Income Taxes
------------

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

Deferred Franchise Costs
------------------------

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

Capitalized Software Costs
--------------------------

Capitalized software costs consist of costs of internally developed software. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs is provided on a product- by-product basis using the greater of the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 1997, approximately $370,000 of notes receivable are offset by comparable amounts in deferred revenue.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk (continued)
----------------------------------------

At November 30, 1997, the Company had approximately $35,000 of cash deposits in excess of federally insured limits.

Use of Estimates
----------------

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

The Company has recorded an allowance for doubtful collection on notes receivable of approximately $53,000 (Note 3). This allowance is continually reviewed based upon changes in the nature of the notes receivable outstanding. Accordingly, the allowance is subject to changes due to circumstances not presently known.

Accounting Standards Not Yet Adopted
------------------------------------

In December 1997, the FASB issued  statement No. 128,  "Earnings Per Share" (FAS
128). FAS 128 establishes standards for computing and presenting earnings per share. FAS 128 is effective for transactions entered into in fiscal years ending after December 15, 1997. The Company currently computes earnings per share under the provisions for Accounting Principles Board Opinion No. 15, as permitted by FAS 128.

In December 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 incorporates the all-inclusive concept of income recognition. It requires that all items that are required to be recognized as comprehensive income (adjustments to equity) be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, consequently, the Company has not yet adopted FAS 130.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 2 - Furniture and Equipment
--------------------------------

Furniture and equipment consists of the following:
                                                            November 30,
                                                    ----------------------------
                                                       1997              1996
                                                    ---------         ----------
Office equipment                                    $ 305,167         $ 247,937
Furniture and fixtures                                143,563           142,472
                                                    ---------         ---------
                                                      448,730           390,409
Less accumulated depreciation                        (386,838)         (354,717)
                                                    ---------         ---------

                                                    $  61,892         $  35,692
                                                    =========         =========



Note 3 - Notes Receivable
-------------------------

Notes receivable consist of franchise fees and area developer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise center and the majority of the notes are personally guaranteed by the owners of each franchise.

Notes receivable consist of the following:
                                                              November 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
Non-interest-bearing notes; interest imputed
   at 8%, net of unamortized discounts
   of $6,513 (1997 and 1996)
                                                         $ 479,073    $ 367,118

Interest-bearing notes; interest rates from 6% to 8%       296,538      304,750
                                                         ---------    ---------
                                                           775,611      671,868
       Less allowance for doubtful collections             (53,133)     (53,097)
                                                         ---------    ---------

                                                         $ 722,478    $ 618,771
                                                         =========    =========


It is the Company's policy not to impute interest on these notes until the earnings process is complete. Included in these notes are financed area developer fees, the maturities of which are based upon the expected opening of franchises within the area.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 3 - Notes Receivable (continued)
-------------------------------------

Future minimum principal payments to be received pursuant to the notes are as follows:

           Year Ending November 30,
           ------------------------

                    1998                               $  463,107
                    1999                                  209,688
                    2000                                   67,139
                    2001                                   33,027
                    2002                                    2,525
                   Thereafter                               6,638
                                                       ----------
                                                          782,124
                       Less unamortized discount          (6,513)
                                                       ----------

                                                       $  775,611
                                                       ==========


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


Note 4 - Long-Term Debt
-----------------------
                                                              November 30,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Unsecured note payable - paid in full
  during fiscal year 1997                              $    --        $  15,276

Note payable - affiliate, interest at 2% over prime (8.25% at November 30,
  1997). This note was paid in full
  subsequent to year end

                                                         100,000        100,000
                                                       ---------      ---------
                                                         100,000        115,276
       Less current portion                             (100,000)       (15,276)
                                                       ---------      ---------

                                                       $    --        $ 100,000
                                                       =========      =========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 5 - Stockholders' Equity
-----------------------------

Dividends on the Series A and Series B Preferred Stock accrue at 8% commencing on the date of issuance and are payable annually, subject to certain cumulative net income requirements which were not achieved by the Company.

Effective November 30, 1997, all holders of Series A and B Preferred Stock exchanged their Series A and B Preferred Stock for 2,216.660 shares of Series C Preferred Stock. Dividends on the Series C Preferred Stock will accrue at 6% per year commencing December 1, 1997. Dividends are payable annually commencing March 31, 1999 and each March 31 thereafter for the previous year end. The preferred stock does not vote although holders of 51% must approve certain items such as any change in control, sale of the Company or a sale of the majority of the Company's assets. The Series C Preferred Stock may be redeemed at the Company's option any time at $1,000 per share plus accrued dividends.

As an incentive to exchange for the Series C preferred stock, the preferred shareholders were granted a total of 884,264 common stock warrants. There was no fair value attributed to the warrants as no material imputed value was estimated in the Company pricing model.

The fair values of the warrants granted are estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 0; expected volatility of 133%; discount rate of 5.25% and expected lives of 10 years.


Note 6 - Advertising Fund
-------------------------

The Company has established an advertising trust to administer funds collected from franchisees for advertising. The advertising trust is a separate legal entity, and therefore, the Company is not contingently liable for any trust liabilities incurred; nor is the trust activity reflected in the accompanying consolidated financial statements.


Note 7 - Restricted Cash
------------------------

At November 30, 1997 and 1996, the amounts due the advertising trust of $23,780 and $60,343, respectively, are included in restricted cash. In addition, at November 30, 1996, $19,950 of franchisee fees were held in escrow, in the Company's name, to be released upon the related franchise opening.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 8 - Income Taxes
---------------------

During 1997, the Company utilized approximately $80,000 in net operating loss carryforwards to offset current taxable income. This resulted in tax savings of approximately $28,000. In addition the Company reduced its operating valuation allowance on its remaining net operating loss carryforward resulting in a deferred tax asset of $136,100. This estimate is based on the Company's two consecutive years of taxable income.

The components of long-term deferred tax assets are as follows:
                                                            November 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
Deferred tax assets
       Net operating loss carryforward             $ 2,058,718      $ 2,086,000
       Reserves and other deferrals                     54,633           78,000
       Depreciation and amortization                   (26,497)          15,000
                                                   -----------      -----------
              Total deferred tax assets              2,086,854        2,179,000
       Valuation allowance                          (1,950,754)      (2,179,000)
                                                   -----------      -----------

                                                   $   136,100      $      --
                                                   ===========      ===========


At November 30, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $6,055,055. If not used, these carryforwards will expire in varying amounts during the years 1999 to 2009.


Note 9 - Related Party Transactions
-----------------------------------

The Company purchases certain equipment for resale through an exclusive supplier agreement with a stockholder and former director of the Company. Purchases were $82,128 and $64,300, in 1997 and 1996, respectively.


Note 10 - Employee Benefit Plan
-------------------------------

Effective December 1, 1991, the Company established the Pak Mail 401(k) Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Costs incurred by the Company in connection with the Plan were approximately $6,794 and $9,200 for the years ended November 30, 1997 and 1996, respectively.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




Note 11 - Commitments
---------------------

Operating Lease Commitments
---------------------------

The  Company  leases  office  space and  office  equipment  under  noncancelable
operating  leases.   Aggregate  future  minimum  rental  commitments  for  these operating leases as of November 30, 1997 are as follows:

         Year Ending November 30,
         ------------------------

                   1998                  $ 170,994
                   1999                    173,976
                   2000                     95,832
                   2001                      9,450
                                         ---------

                                         $ 450,252
                                         =========


Rental expense for 1997 and 1996 was approximately $210,000 and $208,000, respectively.

                              ACCOMPANYING SCHEDULE

              INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING SCHEDULE





To the Board of Directors
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                             Ehrhardt Keefe Steiner & Hottman PC


January 15, 1998
Denver, Colorado

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY



            Schedule of Selling, General and Administrative Expenses


                                                         For the Year Ended
                                                             November 30,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
General and Administrative Expenses
    Salaries and bonuses                             $  813,814       $  736,896
    Repairs and maintenance                               7,020            8,116
    Rent                                                209,861          207,938
    Operating insurance                                   6,114            7,350
    Payroll taxes                                        58,169           57,453
    Employee benefits                                    34,883           42,389
    Supplies                                             15,675           10,709
    Training                                             38,202           19,663
    Trade shows                                          12,285           13,768
    Telephone                                            56,569           45,619
    Freight                                               7,904            9,118
    Health insurance                                     59,812           58,901
    Other taxes                                          10,874            5,977
    Contract labor                                        5,531           13,475
    Professional services                               108,243          119,642
    Travel and entertainment                            164,185           76,218
    Bad debts, net of recoveries                         25,158           46,172
    Dues and fees                                        18,406           26,735
    Printing                                             26,051           30,418
    Subscriptions                                         3,890            5,201
    Postage                                              19,714           19,452
    Miscellaneous expense and other                      62,218           41,898
    Donations                                             1,157            1,217
                                                     ----------       ----------

                                                     $1,765,735       $1,604,325
                                                     ==========       ==========

                                  EXHIBIT INDEX

(3)(a) Articles of Incorporation incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

(3)(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on January 26, 1998.

(3)(c) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K dated March 13, 1992.

(4)(a) Letter of Exchange of Series A Preferred Stock for Series C Preferred Stock.

(4)(b) Letter of Exchange of Series B Preferred Stock for Series C Preferred Stock.

(4)(c) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series A Preferred Stock for Series C Preferred Stock.

(4)(d) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series B Preferred Stock for Series C Preferred Stock.

(10)(a) Stock Purchase Agreement dated as of July 15, 1990 by and between the Company and John E. Kelly incorporated by reference to Exhibit (10)(1) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(b)   Individual Franchise Agreement.

(10)(c) Agreement by and between Security Manufacturing Corporation and the Company dated July 10, 1995 incorporated by reference to Exhibit
          (10)(3) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(d) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1997.

(21)      Subsidiaries of the Registrant.

(27)      Financial Data Schedule