Form 10QSB
period 1998-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 1998-04-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  February 28, 1998


  [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ____________ to ____________

                           Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Colorado                                       84-0934575
 ---------------------------------                       ------------------
   (State or other Jurisdiction                          (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)


             3033 S. Parker Road, Suite 1200, Aurora, Colorado 80014
             -------------------------------------------------------
               (Address of principal executive offices) (zip code)


                     Issuer's telephone number: 303-752-3500


--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                       if changed since last report: N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

As of April 14, 1998, there were outstanding 2,989,483 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
         Yes [  ]   No [X]

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                         Consolidated Balance Sheets

                                                                     FEBRUARY                NOVEMBER
                                                                     28, 1998                30, 1997
                                                                   (Unaudited)
                                                                   ------------             -----------
                                                  Assets
Current assets
   Cash and cash equivalents                                       $   107,602              $    87,405
   Restricted cash                                                      23,780
   Accounts receivable, net of allowance
         of $90,507 (1998) and  $101,039 (1997)                        296,976                  262,791
   Inventories                                                          29,984                   34,514
   Prepaid expenses and other current assets                            65,061                   31,805
   Deferred income tax benefit - current                               136,100                  136,100
                                                                   -----------              -----------
      Total current assets                                             635,723                  576,395
                                                                   -----------              -----------

Property and equipment, at cost, net of
 accumulated depreciation                                               84,905                   61,892
                                                                   -----------              -----------

Other assets:
   Notes receivable, net:                                              691,960                  722,478
   Deposits and other                                                   94,168                   90,130
   Deferred franchise costs, net of
        accumulated amortization of
        $40,947 (1998) and $36,360 (1997)                              324,536                  175,943
   Capitalized software costs, net                                     172,099                  124,202
                                                                   -----------              -----------
      Total other assets                                             1,282,763                1,112,753
                                                                   -----------              -----------

                                                                   $ 2,003,391              $ 1,751,040
                                                                   ===========              ===========

                                      Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt                               $         0              $   100,000
   Trade accounts payable                                              103,909                  284,355
   Accrued commissions                                                  26,686                   52,950
   Other accrued expenses                                                1,502                   18,580
   Due to advertising fund                                              11,834                   23,780
                                                                   -----------              -----------
      Total current liabilities                                        143,931                  479,665
                                                                   -----------              -----------

Deferred revenue                                                     1,042,417                  533,518

Stockholders' equity:
   Series C redeemable preferred stock,
      $1,000 par value; 2,500 shares
      authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216,668)                            2,216,668                2,216,668
   Common stock, $.001 par value; 200,000,000 shares
      authorized; 2,989,483 shares issued and outstanding                2,990                    2,990
   Additional paid-in capital                                        5,026,453                5,026,453
   Accumulated deficit                                              (6,429,068)              (6,508,254)
                                                                   -----------              -----------
      Total stockholders' equity                                       817,043                  737,857
                                                                   -----------              -----------

                                                                   $ 2,003,391              $ 1,751,040
                                                                   ===========              ===========

                                      See notes to consolidated financial statements.



                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations

                                                        THREE MONTHS ENDED
                                                     February 28,   February 28,
                                                             (Unaudited)
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------

Revenue
    Royalties from franchisees                      $   691,834     $   604,443
    Sales of equipment, supplies,
     and services                                       132,844         109,964
    Individual franchise fees                            87,210          65,850
    Area franchise fees, net                             14,000           5,000
    Interest Income                                       6,412           1,589
    Other                                                22,027          11,025
                                                    -----------     -----------
                                                        954,327         797,871
                                                    -----------     -----------

Costs and expenses
    Selling, general, and administrative                449,247         432,103
    Cost of sales of equipment, supplies
     and services                                       113,179         104,097
    Commissions on franchise sales                       32,750          35,420
    Royalties paid to area franchises                   229,454         213,768
    Advertising                                          34,852          53,899
    Loss on investment in assets held
     for resale                                               0           5,100
    Depreciation and amortization                        15,659          12,824
    Interest                                                  0           1,693
                                                    -----------     -----------
                                                        875,141         858,904
                                                    -----------     -----------

Net income (loss)                                   $    79,186     $   (61,033)
                                                    ===========     ===========


Basic income (loss) per common share                $      0.03     $     (0.02)
                                                    ===========     ===========


Weighted average number of
 common shares outstanding                            2,989,483       2,989,483
                                                    ===========     ===========






                 See notes to consolidated financial statements.


                               PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                     Consolidated Statement of Cash Flows

                                                                                   THREE MONTHS ENDED
                                                                             February 28,        February 28,
                                                                                       (Unaudited)
                                                                             -------------------------------
                                                                                1998                  1997
                                                                             ---------             ---------
Cash flows from operating activities
     Net income(loss)                                                        $  79,186             $ (61,033)
     Adjustments to reconcile net
      income (loss) to net cash
        from operating activities:
            Depreciation and amortization                                       15,659                12,824
            Amortization of discount on note payable                                 0                   693
            Deferred revenue, net                                              508,899               238,950
            Deferred rent                                                            0                     0
            Change in operating assets and liabilities-
                 Accounts receivable                                           (34,185)                1,961
                 Inventories                                                     4,530                (5,539)
                 Prepaids and deferred franchise costs                        (186,430)             (133,124)
                 Notes receivable                                               30,518                25,910
                 Deposits and other                                             (4,038)               (8,266)
                 Trade accounts payable                                       (180,446)              (78,689)
                 Accrued expenses                                              (43,342)              (39,022)
                 Due to Ad Fund                                                (11,946)               50,995
                                                                             ---------             ---------
                       Net cash provided by operating activities               178,405                 5,660
                                                                             ---------             ---------

Cash flows from investing activities
     Capital expenditures                                                      (34,091)              (30,458)
     Capitalized software costs                                                (47,897)                    0
     Purchase/additions of assets held for sale                                      0                 5,100
                                                                             ---------             ---------
                       Net cash used by investing activities                   (81,988)              (25,358)
                                                                             ---------             ---------

Cash flows from financing activities
     Payment of short-term debt                                               (100,000)                    0
                                                                             ---------             ---------
                       Net cash used by financing activities                  (100,000)                    0
                                                                             ---------             ---------

Net decrease in cash and cash equivalents                                       (3,583)              (19,698)

Cash and cash equivalents, beginning of year                                   111,185               152,472
                                                                             ---------             ---------

Cash and cash equivalents, end of period                                     $ 107,602             $ 132,774
                                                                             =========             =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                  $       0             $   1,693
                                                                             =========             =========


                            See notes to consolidated financial statements.


                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1997 through April 14, 1998, the Company awarded 15 individual franchises and 1 new area franchise and as of April 14, 1998, the Company had 339 domestic and international individual franchise agreements in existence and 26 area franchises in existence.

          The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail
          Crating and Freight Service, Inc. (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION
          ---------------------

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

          The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company used cash of $3,583 ($178,405 provided from operating activities offset by $81,988 used by investing activities and by $100,000 used in financing activities) during the three months ended February 28, 1998. The $100,000 cash used by financing activities was used to pay off the note payable to D. P. Kelly & Associates L.P., a shareholder and an affiliate of the Company's majority shareholder.

          Deferred revenue increased $508,899 to $1,042,417 and deferred franchise costs increased $148,593 to $324,536 at February 28, 1998. The increases were primarily a result of deferring the recognition of revenue and the expensing of commissions on 4 of the 7 new individual franchises and 1 new area franchise awarded during the three months ending February 28, 1998. The Company anticipates that all of the deferred individual franchise fees and commissions will be recognized in fiscal 1998.

          RESULTS OF OPERATIONS
          ---------------------

          Three months ended February 28, 1998, compared to three months ended February 28, 1997
          ----------------------------------------------------------------------

          Total revenues increased $156,456 (19.6%) from $797,871 for the three months ended February 28, 1997, to $954,327 for the three months ended February 28, 1998. The increase is primarily attributable to increases in royalties from franchisees (up 14.5% from $604,443 to $691,834), sales of equipment, supplies and services (up 20.8% from $109,964 to $132,844) and individual franchisee fees (up 32.4% from $65,850 to $87,210).

          The $87,391 increase in royalties for the three months ended February 28, 1998 as compared to the three months ended February 28, 1997, is due to increases in the average store volumes and number of stores open.

          The $22,880 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ending February 28, 1998 as compared to the same prior year period.

          The $21,360 increase in individual franchise fees represents the recognition of revenue from two more franchises during the three months ended February 28, 1998 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 5 and 3 individual franchises during the first three months ended February 28, 1998 and February 28, 1997, respectively.

          Total expenses increased $16,237 (1.9%) from $858,904 for the three months ended February 28, 1997, to $875,141 for the three months ended February 28, 1998. The increase is primarily attributable to increases in selling, general and administrative (up 4.0% from $432,103 to $449,247) and royalties paid to area franchisees (up 7.3% from $213,768 to $229,454) partially offset by a $19,047 (35.3%) decrease in advertising.

          The $17,144 increase in selling, general and administrative for the three months ended February 28, n1998 as compared to the same prior year period relates primarily to increases in personnel expenses. The $15,686 increase in royalties paid to area franchisees over the same periods relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

PART II.                 OTHER INFORMATION

Item 1.   Legal Proceedings.

         None

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



                                           PAK MAIL CENTERS OF AMERICA, INC.
                                                             (Registrant)
Date: April 14, 1998


                                           By: /s/  John E. Kelly
                                               ---------------------------------
                                                 John E. Kelly
                                                 President


                                           By: /s/  Raymond S. Goshorn
                                               ---------------------------------
                                                 Raymond S. Goshorn
                                                 Secretary and Treasurer