Form 10KSB/A
period 1997-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1998-04-30
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A
                                 AMENDMENT NO. 1
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: November 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                 (Name of small business issuer in its charter)

            Colorado                                             89-0934575
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

3033 South Parker Road, Suite 1200, Aurora, Colorado                80014
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

As of April 30, 1998, the Issuer had 2,989,483 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format:   YES      NO  X
                                                    -----   -----

                        PAK MAIL CENTERS OF AMERICA, INC.
                        1997 FORM 10-KSB-A ANNUAL REPORT
                                 AMENDMENT NO. 1
                                TABLE OF CONTENTS



Part III
--------
                                                                        Page No.
                                                                        --------

Item 10. Executive Compensation                                               1

Item 11. Security Ownership of Certain Beneficial Owners and Management       2

Item 12. Certain Relationships and Related Transactions                       4

         Signatures                                                           7

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


                           SUMMARY COMPENSATION TABLE

Name and
Principal Position    Fiscal Year      Salary            Bonus
------------------    -----------      ------            -----


John E. Kelly            1997         $131,040         $44,554 (1)
President and Chief      1996         $126,000         $16,630 (1)
Executive Officer        1995         $120,000         $33,600 (1)

P. Evan Lasky            1997         $ 91,000         $21,840 (1)
Executive Vice           1996         $ 86,000         $11,000 (1)
President and Chief      1995         $ 80,500         $16,583 (1)
Operating Officer


     (1) The bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

     Option/SAR Grants and Long-Term Incentive Plans.
     ------------------------------------------------

     Not Applicable.

     Compensation of Directors--Standard Arrangement.
     ------------------------------------------------

     Members of the Board of Directors, other than members who are also officers of the Company, are entitled to receive a fee of $2,000 per year and $250 for each attended meeting of the Board of Directors. During the fiscal year ended November 30, 1997, the Company paid $2,000 to Mr. Grant and $2,000 to Mr. White for service as a director. Other that the payments to Mr. Grant and Mr. White, the Company has not paid any directors' fees.

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

     Employment  Contracts and  Termination  of Employment and Change of Control
--------------------------------------------------------------------------------
Arrangements.
-------------

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners.

     The following persons are the only persons known to the Company who as of February 16, 1998, and as of April 30, 1998, owned beneficially more than 5% of the Company's $0.001 par value common stock, its only class of outstanding voting securities:

                                         Amount and Nature of          Percent
Name and Address of Beneficial Owner    Beneficial Ownership(1)        of Class
------------------------------------    -----------------------        --------

D.P. Kelly and Associates, L.P.               298,400 (2)                9.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.        2,404,264 (3)               66.9%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Janie M. D'Addio                              188,833 (4)                6.3%
c/o Security Manufacturing Corporation
815 South Main Street
Grapevine, Texas 76051


     (1) The beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

     (2)  Includes   280,000  shares  of  common  stock   underlying   presently
     exercisable warrants.

     (3)  Includes   604,264  shares  of  common  stock   underlying   presently
     exercisable warrants.

     (4) Information with respect to Ms. D'Addio's common stock is given to the best of the Company's knowledge based upon the records of the Company's transfer agent.

     (b) Security Ownership of Management.

     The following table shows as of February 16, 1998, and as of April 30, 1998, the shares of the Company's $0.001 par value common stock beneficially owned by each director, each executive officer and by all the executive officers and directors as a group:

  Name and Address of           Amount and Nature of
  Beneficial  Holder            Beneficial Ownership            Percent of Class
  ------------------            --------------------            ----------------

J. S. Corcoran                        1,000(1)                         (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Raymond S. Goshorn                     1,000                           (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

John W. Grant                          800(2)                          (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                 20,000(1)(3)                       (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                          12,000                          (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

William F. White                        2,000                          (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

P. Evan Lasky                            -0-                           (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

Tonya D. Sarina                          -0-                           (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

Alex Zai                                 112                           (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

All directors and officers as          36,912(1)                       1.2%
a group (9 persons)

     (1) Excludes 1,800,000 shares of common stock owned by Pak Mail Investment Partners, L.P. ("PMIP") and 604,264 shares of common stock underlying presently exercisable warrants owned by PMIP. Mr. Corcoran and Mr. Gustafson are officers, directors and shareholders of Norcross Corporation, 701 Harger Road, Suite 190, Oak Brook, Illinois 60523, which exercises control over PMIP, and therefore may be deemed to have the ability to vote or dispose of securities owned by PMIP. Messrs. Corcoran and Gustafson disclaim beneficial ownership of the shares of common stock owned by PMIP.

     (2) The shares are owned jointly by Mr. Grant and his wife.

     (3) Includes 6,000 shares of common stock owned by Mr. Gustafson's children, for whom he acts as custodian; excludes 280,000 shares of common stock underlying presently exercisable warrants owned by D. P. Kelly and Associates, L.P. ("D.P. Kelly"). Mr. Gustafson is an executive officer of D.P. Kelly but disclaims beneficial ownership of the 280,000 shares.

     (4) Less than 1%.

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

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 1,800,000 shares of common stock, representing approximately 60.2% of the outstanding common stock. In addition, PMIP owns presently exercisable warrants (described below) to purchase 604,264 shares of common stock, which, if exercised, will increase PMIP's ownership to approximately 66.9% of the outstanding common stock of the Company.

     In December 1997, the Company paid in full two outstanding promissory notes with an original principal balance of $50,000 each to D.P. Kelly, an affiliate and limited partner of PMIP. The promissory notes were made on February 14, 1996. In February 1998, D.P. Kelly became the beneficial owner of more than 5% of the Company's outstanding shares of common stock.

     In February 1998, effective November 30, 1997, PMIP and D.P. Kelly relinquished any rights to dividends in the respective amounts of $604,264 and $280,000 on the shares of Series A Preferred Stock and Series B Preferred Stock they owned in the Company in exchange for shares of Series C Preferred Stock with the same aggregate liquidation preferences as the Series A Preferred Stock and Series B Preferred Stock they previously owned. In addition, as a part of the exchange, PMIP and D.P. Kelly received warrants to purchase 604,264 shares of the Company's common stock and warrants to purchase 280,000 shares of the Company's common stock, respectively, that are exercisable until November 30, 2007 at an exercise price of $0.10 per share. The Series A Preferred Stock and Series B Preferred Stock had cumulative dividends of $80 per year on each share of Series A Preferred Stock; provided that, no dividends were payable on the Series A Preferred Stock or Series B Preferred Stock until the Company's net income from and after December 1, 1993, exceeded the product of $200,000 multiplied by the number of years elapsed from December 1, 1993, through the last day of the fiscal year next proceeding the dividend due date with respect to such year. The Series C Preferred Stock has cumulative dividends at the rate of $60 per twelve month period commencing December 1, 1997, on each share of Series C Preferred Stock. Cash dividends on the outstanding shares of Series C Preferred Stock are payable on each March 31, commencing March 31, 1999.

     Due to the restrictions on paying dividends on the Series A Preferred Stock and Series B Preferred Stock as described in the preceding paragraph, the accumulated dividends on the Series A Preferred Stock and Series B Preferred Stock would continue to increase from year to year. As a result, the Board of Directors of the Company believed that the continual accumulation of unpaid dividends would possibly diminish the value of the outstanding common stock of the Company. Further, the Board of Directors believed that the holders of the Series A Preferred Stock and Series B Preferred Stock were entitled to receive a return on their investment. The exchange of the Series A Preferred Stock and Series B Preferred Stock for Series C Preferred Stock eliminates the increase in obligations created by the accumulation of dividends on the Series A Preferred Stock and Series B Preferred Stock and provides a potential return for the holders thereof.

     The Series C Preferred Stock has no voting rights except that, without the affirmative vote or consent of the holders of at least a majority of all outstanding shares of Series C Preferred Stock, the Company may not amend its Articles of Incorporation or Bylaws so as to adversely affect the powers, preferences or special rights of the Series C Preferred Stock, the company may not authorize, or increase the authorized amount of, any class or series of stock, or any equity security convertible into stock of such class or series, ranking senior to the Series C Preferred Stock in respect of the payment of dividends or upon liquidation, dilution or winding up, and the Company may not consummate any reclassification of the Series C Preferred Stock. The Series C Preferred Stock is also entitled to vote on any matter in which the holders thereof are required by Colorado law to have a vote and on any other matter with respect to which the Company's Board of Directors shall direct.

     Further, the affirmative vote or consent of the holders of the majority of the outstanding shares of Series C Preferred Stock, voting or consenting separately as a series, is required to approve any merger or consolidation of the Company with or into any other corporation or entity, any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company and any issuance of shares of common stock of the Company that would cause the ownership of the outstanding shares of common stock by the holders of shares of Series C Preferred Stock to be less than 51% of the outstanding Common stock of the Company.

     The Series A Preferred Stock and Series B Preferred Stock had similar voting rights to the Series C Preferred Stock except that the Series A Preferred Stock and Series B Preferred Stock were only entitled to be voted on a merger or consolidation if thc terms of the merger or consolidation did not provide that the terms of the Series A Preferred Stock and Series B Preferred Stock remained unchanged and on a parity with or senior to any other class or series of capital stock authorized by the surviving corporation as to dividends and upon liquidation, dissolution or winding up except as to any such class or series of preferred stock of the Company ranking senior to the Series A Preferred Stock and Series B Preferred Stock either as to dividends or upon liquidation, dissolution or winding up that was created prior to the merger or consolidation.


     (d) Transactions With Promoters. Not Applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PAK MAIL CENTERS OF AMERICA, INC.,
                                         a Colorado corporation

                                         By:   /s/ John E. Kelly
                                            ------------------------------------
                                            John E. Kelly, President and
                                            Chief Executive Officer


                                         By:   /s/ Raymond S. Goshorn
                                            ------------------------------------
                                            Raymond S. Goshorn, Chief Financial
                                            Officer, Treasurer and Secretary

     Dated: April 30, 1998.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                         Date
--------------             ---------                         ----

J.S. Corcoran              /s/ J.S. Corcoran                 April 30, 1998
Director                   ------------------------


John W. Grant              /s/ John W. Grant                 April 30, 1998
Director                   ------------------------


F. Edward Gustafson        /s/ F. Edward Gustafson           April 30, 1998
Director                   ------------------------


John E. Kelly              /s/ John E. Kelly                 April 30, 1998
Director                   ------------------------


William F. White           /s/ William F. White              April 30, 1998
Director                   ------------------------