Form 10QSB
period 1998-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 1998-07-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 1998


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


Issuer's telephone number: 303-752-3500


              Former name, former address and former fiscal year,
                          if changed since lastreport:
                                       N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

As of July 15, 1998, there were outstanding 2,989,483 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [  ]   No [X]



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.





                            PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets

                                                                                 MAY                NOVEMBER
                                                                               31, 1998             30, 1997
                                                                             (Unaudited)
                                                                             -----------          -----------
                                                  Assets
Current assets
   Cash and cash equivalents                                                 $    29,003          $    87,405
   Restricted cash                                                                                     23,780
   Accounts receivable, net of allowance
         of $90,507 (1998) and  $101,039 (1997)                                  319,696              262,791
   Inventories                                                                    31,980               34,514
   Prepaid expenses and other current assets                                      50,182               31,805
   Deferred income tax benefit - current                                         136,100              136,100
                                                                             -----------          -----------
      Total current assets                                                       566,961              576,395
                                                                             -----------          -----------

Property and equipment, at cost, net of accumulated depreciation                 104,370               61,892
                                                                             -----------          -----------

Other assets:
   Notes receivable, net:                                                        654,482              722,478
   Deposits and other                                                             65,406               90,130
   Deferred franchise costs, net of accumulated amortization of
        $45,535 (1998) and $36,360 (1997)                                        186,808              175,943
   Capitalized software costs, net                                               263,594              124,202
                                                                             -----------          -----------
      Total other assets                                                       1,170,290            1,112,753
                                                                             -----------          -----------

                                                                             $ 1,841,621          $ 1,751,040
                                                                             ===========          ===========

                                   Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                         $         0          $   100,000
   Trade accounts payable                                                        227,205              284,355
   Accrued commissions                                                            16,715               52,950
   Other accrued expenses                                                          4,001               18,580
   Due to advertising fund                                                         8,371               23,780
                                                                             -----------          -----------
      Total current liabilities                                                  256,292              479,665
                                                                             -----------          -----------

Deferred revenue                                                                 582,494              533,518

Stockholders' equity:
   Series C redeemable  preferred stock, $1,000 par value; 6% cumulative;
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216,668)                                      2,216,668            2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      2,989,483 shares issued and outstanding                                      2,990                2,990
   Additional paid-in capital                                                  5,026,453            5,026,453
   Accumulated deficit                                                        (6,243,276)          (6,508,254)
                                                                             -----------          -----------
      Total stockholders' equity                                               1,002,835              737,857
                                                                             -----------          -----------

                                                                             $ 1,841,621          $ 1,751,040
                                                                             ===========          ===========



                                      See notes to consolidated financial statements.



                                   PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                          Consolidated Statement of Operations





                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     MAY 31,                             MAY 31,
                                                                  (Unaudited)                         (Unaudited)
                                                          ----------------------------       ----------------------------
                                                             1998              1997              1998             1997
                                                          -----------      -----------       -----------      -----------

Revenue
    Royalties from franchisees                            $   499,930      $   422,001       $ 1,191,764      $ 1,026,444
    Sales of equipment, supplies, and services                136,814          202,604           269,658          312,568
    Individual franchise fees                                 139,700          345,970           226,910          411,820
    Area franchise fees, net                                  518,773           22,500           532,773           27,500
    Interest Income                                             5,511            2,683            11,923            4,272
    Other                                                      23,719           15,073            45,746           26,098
                                                          -----------      -----------       -----------      -----------
                                                            1,324,447        1,010,831         2,278,774        1,808,702
                                                          -----------      -----------       -----------      -----------

Costs and expenses
    Selling, general, and administrative                      502,816          528,660           952,063          960,763
    Cost of sales of equipment, supplies and services         121,828          175,120           235,007          279,217
    Commissions on franchise sales                            230,140          184,022           262,890          219,442
    Royalties paid to area franchises                         219,250          152,058           448,704          365,826
    Advertising                                                46,445           53,794            81,297          107,693
    Loss on investment in assets held for resale                    0            5,351                 0           10,451
    Depreciation and amortization                              18,176           11,692            33,835           24,516
    Interest                                                        0              693                 0            2,386
                                                          -----------      -----------       -----------      -----------
                                                            1,138,655        1,111,390         2,013,796        1,970,294
                                                          -----------      -----------       -----------      -----------

Net income (loss)                                         $   185,792      $  (100,559)      $   264,978      $  (161,592)
                                                          ===========      ===========       ===========      ===========


Basic income (loss) per common share                      $      0.06      $     (0.03)      $      0.09      $     (0.05)
                                                          ===========      ===========       ===========      ===========


Weighted average number of common shares outstanding        2,989,483        2,989,483         2,989,483        2,989,483
                                                          ===========      ===========       ===========      ===========



                                     See notes to consolidated financial statements.

                          PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                Consolidated Statement of Cash Flows



                                                                             SIX MONTHS ENDED
                                                                                 MAY 31,
                                                                               (Unaudited)
                                                                     -------------------------------
                                                                        1998                  1997
                                                                     ---------             ---------
Cash flows from operating activities
     Net income(loss)                                                $ 264,978             $(161,592)
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
            Depreciation and amortization                               33,835                24,516
            Deferred revenue, net                                       48,976               227,450
            Change in operating assets and liabilities-
                 Accounts receivable                                   (56,905)                1,051
                 Inventories                                             2,534                 2,225
                 Prepaids and deferred franchise costs                 (38,417)              (96,416)
                 Notes receivable                                       67,996                40,593
                 Deposits and other                                     24,724                (9,726)
                 Trade accounts payable                                (57,150)               18,957
                 Accrued expenses                                      (50,814)              (26,375)
                 Due to Ad Fund                                        (15,409)               31,145
                                                                     ---------             ---------
                       Net cash provided by operating activities       224,348                51,828
                                                                     ---------             ---------

Cash flows from investing activities
     Capital expenditures                                              (67,138)              (35,269)
     Capitalized software costs                                       (139,392)                    0
     Purchase/additions of assets held for sale                              0                10,200
                                                                     ---------             ---------
                       Net cash used by investing activities          (206,530)              (25,069)
                                                                     ---------             ---------

Cash flows from financing activities
     Payment of debt                                                  (100,000)                    0
                                                                     ---------             ---------
                       Net cash used by financing activities          (100,000)                    0
                                                                     ---------             ---------

Net (decrease) increase in cash and cash equivalents                   (82,182)               26,759

Cash and cash equivalents, beginning of year                           111,185               152,472
                                                                     ---------             ---------

Cash and cash equivalents, end of period                             $  29,003             $ 179,231
                                                                     =========             =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                          $       0             $   2,386
                                                                     =========             =========


                           See notes to consolidated financial statements.


                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements





Note 1  ORGANIZATION AND BUSINESS
        -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1997 through July 15, 1998, the Company awarded 22 individual franchises and 1 new area franchise and as of July 15, 1998, the Company had 342 domestic and international individual franchise agreements in existence and 26 area franchises in existence.

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

          The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 3  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        -----------------------------------------

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SGAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements.
          Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

          Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

          SFAS 130 and 131 are effective for  financial  statements  for periods
          beginning   after   December  15,  1997,   and  requires   comparative
          information for earlier periods to be restated.


Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company used cash of $82,182 ($224,348 provided from operating activities offset by $206,530 used by investing activities and by $100,000 used in financing activities) during the six months ended May 31, 1998. The $100,000 cash used by financing activities was used to pay off the note payable to D. P. Kelly & Associates L.P., a shareholder and an affiliate of the Company's majority shareholder.

          Deferred revenue increased $48,976 to $582,494 and deferred franchise costs increased $10,865 to $186,808 at May 31, 1998. The increases were primarily a result of deferring the recognition of revenue and the expensing of commissions on 9 of the 18 new individual franchises awarded during the six months ended May 31, 1998. Two of the individual franchise fees that were deferred as of November 30, 1997 were recognized as revenue during the six months ended May 31, 1998.


          RESULTS OF OPERATIONS
          ---------------------

          Three months ended May 31, 1998, compared to three months ended
          ---------------------------------------------------------------
          May 31, 1997
          ------------
          Total revenues increased $313,616 (31.0%) from $1,010,831 for the three months ended May 31, 1997, to $1,324,447 for the three months ended May 31, 1998. The increase is primarily attributable to increases in royalties from franchisees (up 18.5% from $422,001 to $499,930) and area franchise fees (up from $22,500 to $518,773) offset by decreases in sales of equipment, supplies and services (down 32.5% from $202,604 to $136,814) and individual franchise fees (down 59.6% from $345,970 to $139,700).

          The $77,929 increase in royalties for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997 is due to increases in the average store volumes and number of stores open.

          The $496,273 increase in area franchise fees was due to selling one area franchise in the country of Japan. There were no area franchise sales during the three months ended May 31, 1997.

          The $65,790 decrease in sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ended May 31, 1998 as compared to the same prior year period.

          The $206,270 decrease in individual franchise fees represents the recognition of revenue from ten less franchises during the three months ended May 31, 1998 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 6 and 16 individual franchises during the three months ended May 31, 1998 and May 31, 1997, respectively.

          Total expenses increased $27,265 (2.5%) from $1,111,390 for the three months ended May 31, 1997, to $1,138,655 for the three months ended May 31, 1998. The increase is primarily attributable to increases in royalties paid to area franchisees (up 44.2% from $152,058 to $219,250) and commissions on franchise sales (up 25.1% from $184,022 to $230,140) offset by a decrease in cost of sales of equipment, supplies and services (down 30.4% from $175,120 to $121,828).

          The $67,192 increase in royalty rebates relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

          The $46,118 increase in commissions on franchise sales is primarily due to the commission paid on the international area franchise sale that was recognized during the three months ended May 31, 1998.

          The $53,292 decrease in cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ended May 31, 1998 compared to the same prior year period.


          Six months ended May 31, 1998, compared to six months ended
          -----------------------------------------------------------
          May 31, 1997
          ------------
          Total revenues increased $470,072 (26.0%) from $1,808,702 for the six months ended May 31, 1997, to $2,278,774 for the six months ended May 31, 1998. The increase is primarily attributable to increases in royalties from franchisees (up 16.1% from $1,026,444 to $1,191,764) and area franchise fees (up from $27,500 to $532,773) offset by decreases in sales of equipment, supplies and services (down 13.7% from $312,568 to $269,658) and individual franchise fees (down 44.9% from $411,820 to $226,910).

          The $165,320 increase in royalties for the six months ended May 31, 1998 as compared to the six months ended May 31, 1997 is due to increases in the average store volumes and number of stores open.

          The $505,273 increase in area franchise fees was due to selling one area franchise in the country of Japan. There were no area franchise sales during the six months ended May 31, 1997.

          The $42,910 decrease in sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the six months ended May 31, 1998 as compared to the same prior year period.

          The $184,910 decrease in individual franchise fees represents the recognition of revenue from eight less franchises during the six months ended May 31, 1998 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 11 and 19 individual franchises during the six months ended May 31, 1998 and May 31, 1997, respectively.

          Total expenses increased $43,502 (2.2%) from $1,970,294 for the six months ended May 31, 1997, to $2,013,796 for the six months ended May 31, 1998. The increase is primarily attributable to increases in royalties paid to area franchisees (up 22.7% from $365,826 to $448,704) and commissions on franchise sales (up 19.8% from $219,442 to $262,890) offset by a decrease in cost of sales of equipment, supplies and services (down 15.8% from $279,217 to $235,007) and advertising (down 24.5% from $107,693 to $81,297).

          The $82,878 increase in royalty rebates relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

          The $43,448 increase in commissions on franchise sales is primarily due to the commission paid on the international area franchise sale that was recognized during the six months ended May 31, 1998.

          The $44,210 decrease in cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the six months ended May 31, 1998 compared to the same prior year period.

          The $26,396 decrease in advertising is primarily related to reduced advertising in national media during the six months ended May 31, 1998 compared to the same prior year period.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     (a) Refer to the amendments to the Company's  Articles of  Incorporation in
     Item 4 below.

     (b) (c) (d) None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 19, 1998, at which the following items were voted on.

     (1) The election of directors. The tally for the election of directors was as follows:

              DIRECTOR                             FOR            WITHHELD

              J. S. Corcoran                    2,599,377           5,431
              John W. Grant                     2,599,477           5,331
              F. Edward Gustafson               2,599,377           5,431
              John E. Kelly                     2,598,397           6,411
              William F. White                  2,599,277           5,531

     (2) The motion to approve an amendment to Article IX of the Company's Articles of Incorporation to increase the number of votes necessary to establish a quorum at shareholder meetings to one-third of the votes entitled to be cast on a matter by a voting group. The tally for approval of the amendment was as follows:

              IN FAVOR                           AGAINST          ABSTAINED

              2,134,804                           3,923            186,871

     (3) The motion to approve an amendment to the Company's Articles of Incorporation to amend Article X to revise the votes necessary to amend the Company's Articles of Incorporation to a majority of a quorum, and to delete Articles XI and XII. The tally for approval of the amendment was as follows:

              IN FAVOR                           AGAINST           ABSTAINED

              2,130,805                           6,715             188,078




Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

          3(a) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on July 13, 1998.

          3(b) Bylaws adopted July 13, 1998.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PAK MAIL CENTERS OF AMERICA, INC.
                                                   (Registrant)
Date: July 15, 1998


                                        By: /s/ John E. Kelly
                                           -------------------------------------
                                           John E. Kelly
                                           President


                                        By: /s/ Raymond S. Goshorn
                                           -------------------------------------
                                           Raymond S. Goshorn
                                           Secretary and Treasurer