Form 10QSB
period 1998-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 1998-10-20
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  August 31, 1998


   [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________

         Commission File No.        0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                    84-0934575
            --------                                    ----------
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

As of October 15, 1998, there were outstanding 2,989,483 shares of the issuer's Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.





                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                        AUGUST        NOVEMBER
                                                       31, 1998       30, 1997
                                                     (Unaudited)
--------------------------------------------------------------------------------
                                     Assets
Current assets
   Cash and cash equivalents                          $  105,428    $    87,405
                                                                        105,428
   Restricted cash                                        23,780
   Accounts receivable, net of allowance
         of $75,972 (1998) and  $101,039 (1997)          359,644        262,791
   Inventories                                            38,126         34,514
   Prepaid expenses and other current assets              48,113         31,805
   Deferred income tax benefit - current                 136,100        136,100
                                                     -----------    -----------
      Total current assets                               687,411        576,395
                                                     -----------    -----------

Property and equipment, at cost, net of
     accumulated depreciation                             97,066         61,892
                                                     -----------    -----------

Other assets:
   Notes receivable, net:                                674,119        722,478
   Deposits and other                                     69,678         90,130
   Deferred franchise costs, net of accumulated
        amortization of $40,094 (1998)
        and $36,360 (1997)                               200,442        175,943
   Capitalized software costs, net                       313,622        124,202
                                                     -----------    -----------
      Total other assets                               1,257,861      1,112,753
                                                     -----------    -----------

                                                     $ 2,042,338    $ 1,751,040
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                 $         0    $   100,000
   Trade accounts payable                                291,716        284,355
   Accrued commissions                                    16,716         52,950
   Other accrued expenses                                 53,814         18,580
   Due to advertising fund                                11,320         23,780
                                                     -----------    -----------
      Total current liabilities                          373,566        479,665
                                                     -----------    -----------

Deferred revenue                                         638,564        533,518

Stockholders' equity:
   Series C redeemable  preferred stock,
      $1,000 par value; 6% cumulative; 2,500
      shares authorized; 2,216.668 shares issued
      and outstanding (liquidation
      preference $2,216,668)                           2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000
      shares authorized; 2,989,483 shares issued
      and outstanding                                      2,990          2,990
   Additional paid-in capital                          5,026,453      5,026,453
   Accumulated deficit                                (6,215,903)    (6,508,254)
                                                     -----------    -----------
      Total stockholders' equity                       1,030,208        737,857
                                                     -----------    -----------

                                                     $ 2,042,338    $ 1,751,040
                                                     ===========    ===========

                 See notes to consolidated financial statements.


                                    PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                           Consolidated Statement of Operations


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    AUGUST 31,                           AUGUST 31,
                                                                   (Unaudited)                           (Unaudited)
                                                       --------------------------------------------------------------------------
                                                            1998               1997                  1998             1997
                                                       ---------------     --------------       ---------------  ----------------
Revenue
    Royalties from franchisees                        $       520,671     $      453,533       $     1,712,435  $      1,479,977
    Sales of equipment, supplies, and services                168,479            247,899               438,137           560,467
    Individual franchise fees                                 270,640            429,050               497,550           840,870
    Area franchise fees, net                                   49,930             63,294               582,703            90,794
    Interest Income                                             4,722              3,867                16,645             8,139
    Other                                                      29,370             36,311                75,116            62,409
                                                      ---------------    ---------------       ---------------  ----------------
                                                            1,043,812          1,233,954             3,322,586         3,042,656
                                                      ---------------    ---------------       ---------------  ----------------

Costs and expenses
    Selling, general, and administrative                      463,538            400,108             1,415,601         1,360,871
    Cost of sales of equipment, supplies and                  154,935            222,975               389,942           502,192
services
    Commissions on franchise sales                            136,582            226,930               399,472           446,372
    Royalties paid to area franchises                         197,209            158,730               645,913           524,556
    Advertising                                                44,259             38,248               125,556           145,941
    Loss on investment in assets held for resale                    0              5,124                     0            15,575
    Depreciation and amortization                              19,040             12,489                52,875            37,005
    Interest                                                      876                108                   876             2,494
                                                      ---------------   ----------------       ---------------    --------------
                                                            1,016,439          1,064,712             3,030,235         3,035,006
                                                      ---------------   ----------------       ---------------    --------------

Net income                                            $        27,373*  $        169,242*      $       292,351*   $        7,650
                                                      ===============   ================       ===============    ==============


Basic income per common share                         $          0.01   $           0.06       $          0.10    $         0.00
                                                      ===============   ================       ===============    ==============


Weighted average number of common shares                    2,989,483          2,989,483             2,989,483         2,989,483
outstanding
                                                      ===============   ================       ===============    ==============

*  No provision for income tax expense is included as the Company has approximately $2,000,000 in net operating loss carryforwards to offset future taxable income.



                                  See notes to consolidated financial statements.


                               PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Statement of Cash Flows

                                                                                         NINE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                                             (Unaudited)
                                                                            ----------------------------------------------
                                                                                  1998                     1997
                                                                            -----------------        -----------------
Cash flows from operating activities
     Net income                                                            $         292,351        $           7,650
     Adjustments to reconcile net income to net cash
        from operating activities:
            Depreciation and amortization                                             52,875                   37,005
            Deferred revenue, net                                                    105,046                  130,950
            Change in operating assets and liabilities-
                 Accounts receivable                                                (96,853)                 (35,776)
                 Inventories                                                         (3,612)                   11,750
                 Prepaids and deferred franchise costs                              (44,541)                 (88,103)
                 Deposits and other                                                   20,452                 (24,177)
                 Trade accounts payable                                                7,361                 (31,179)
                 Accrued expenses                                                    (1,000)                  (8,224)
                 Due to Ad Fund                                                     (12,460)                 (44,674)
                                                                            ---------------         ----------------
                       Net cash provided by (used in) operating activities          319,619                  (44,778)
                                                                            ---------------         ----------------

Cash flows from investing activities
     Capital expenditures, net                                                      (84,315)                 (45,195)
     Capitalized software costs                                                    (189,420)                       0
     Proceeds from assets held for sale                                                   0                    15,300
     Payments (advances) on notes receivable                                          48,359                 (60,243)
                                                                            ----------------        ----------------
                       Net cash used in investing activities                        (225,376)                 (90,138)
                                                                            ----------------        -----------------

Cash flows from financing activities
     Payment of debt                                                               (100,000)                    1,494
     Decrease in restricted cash                                                      23,780                        0
                                                                            ----------------        -----------------
                       Net cash used in financing activities                         (76,220)                   1,494
                                                                            ----------------        -----------------

Net decrease increase in cash and cash equivalents                                    18,023                 (133,422)

Cash and cash equivalents, beginning of year                                          87,405                  152,472
                                                                            -----------------        ----------------

Cash and cash equivalents, end of period                                   $         105,428        $          19,050
                                                                            ================        =================

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                $             876        $           2,494
                                                                            ================        =================


                             See notes to consolidated financial statements.



                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1997 through October 15, 1998, the Company awarded 40 individual franchises and 6 area franchises and as of October 15, 1998, the Company had 350 domestic and international individual franchise agreements in existence and 31 area franchises in existence.

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

     The results of operations for the nine months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 3   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component which would comprise comprehensive income is its results of operations.

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

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.



Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company increased cash by $18,023 ($319,619 provided from operating activities offset by $225,376 used in investing activities and $76,220 used in financing activities) during the nine months ended August 31, 1998. Included in the $76,220 used in financing activities, $100,000 was used to pay in full the note payable to D. P. Kelly & Associates L.P., a shareholder and an affiliate of the Company's majority shareholder.

     Deferred revenue increased $105,046 to $638,564 and deferred franchise costs increased $24,499 to $200,442 at August 31, 1998. The increases were primarily a result of deferring revenue recognition and expensing commissions on 11 of the 37 new individual franchises awarded during the nine months ended August 31, 1998. Four of the individual franchise fees that were deferred as of November 30, 1997 were recognized as revenue during the nine months ended August 31, 1998.


     RESULTS OF OPERATIONS
     ---------------------

     Three months  ended August 31, 1998,  compared to three months ended
     August 31, 1997
     ---------------------------------------------------------------------------

     Total revenues decreased $190,142 (15.4%) from $1,233,954 for the three months ended August 31, 1997, to $1,043,812 for the three months ended August 31, 1998. The decrease is primarily attributable to decreases in individual franchise fees (down 36.9% from $429,050 to $270,640) and sales of equipment, supplies and services (down 32.0% from $247,899 to $168,479) offset by an increase in royalties from franchisees (up 14.8% from $453,533 to $520,671).

     The $158,410 decrease in individual franchise fees represents the recognition of revenue from six less franchises during the three months ended August 31, 1998 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 13 and 19 individual franchises during the three months ended August 31, 1998 and August 31, 1997, respectively.

     The $79,420 decrease in sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ended August 31, 1998 as compared to the same prior year period.

     The $67,138 increase in royalties for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997 is due primarily to increases in the average store volumes and number of stores open.

     Total expenses decreased $48,273 (4.5%) from $1,064,712 for the three months ended August 31, 1997, to $1,016,439 for the three months ended August 31, 1998. The decrease is primarily attributable to decreases in commissions on franchise sales (down 39.8% from $226,930 to $136,582) and cost of sales of equipment, supplies and services (down 30.5% from $222,975 to $154,935) offset by increases in selling, general, and administrative (up 15.9% from $400,108 to $463,538) and royalties paid to area franchises (up 24.2% from $158,730 to $197,209).

     The $90,348 decrease in commissions on franchise sales is primarily due to the decreased number of individual franchise sales made during the first three months ending August 31, 1998 compared to the same prior year period and the differing mix of commissions.

     The $68,040 decrease in cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the three months ended August 31, 1998 compared to the same prior year period.

     The $63,430 increase in selling, general and administrative relates primarily to increases in consulting fees, rent and payroll expenses.

     The $38,479 increase in royalties paid to area franchises relates to the increase in percentage of stores that operate within area marketer regions and an increase in their average store volumes.



     Nine months ended August 31, 1998, compared to nine months ended August 31, 1997
     -----------------------------------------------------------------

     Total revenues increased $279,930 (9.2%) from $3,042,656 for the nine months ended August 31, 1997, to $3,322,586 for the nine months ended August 31, 1998. The increase is primarily attributable to increases in royalties from franchisees (up 15.7% from $1,479,977 to $1,712,435) and area franchise fees (up from $90,794 to $582,703) offset by decreases in sales of equipment, supplies and services (down 21.8% from $560,467 to $438,137) and individual franchise fees (down 40.8% from $840,870 to $497,550).

     The $232,458 increase in royalties for the nine months ended August 31, 1998 as compared to the nine months ended August 31, 1997 is primarily due to increases in the average store volumes and the number of stores open.

     The $491,909 increase in area franchise fees was primarily due to selling an area franchise in the country of Japan. There were no area franchise sales during the nine months ended August 31, 1997. The $90,794 in 1997 was due to revenue recognition of area franchise sales made prior to fiscal 1997.

     The $122,330 decrease in sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the nine months ended August 31, 1998 as compared to the same prior year period.

     The $343,320 decrease in individual franchise fees represents the recognition of revenue from 14 less franchises during the nine months ended August 31, 1998 as compared to the same prior year period and a differing mix of franchise revenue recognition. The Company recognized revenue on 24 and 38 individual franchises during the nine months ended August 31, 1998 and August 31, 1997, respectively.

     Total expenses decreased $4,771 (0.2%) from $3,035,006 for the nine months ended August 31, 1997, to $3,030,235 for the nine months ended August 31, 1998. The increase is primarily attributable to increases in royalties paid to area franchisees (up 23.1% from $524,556 to $645,913) and selling, general, and administrative (up 4.0% from $1,360,871 to $1,415,601) offset by decreases in commissions on franchise sales (down 10.5% from $446,372 to $399,472), cost of sales of equipment, supplies and services (down 22.4% from $502,192 to $389,942) and advertising (down 14.0% from $145,941 to
     $125,556).

     The $121,357 increase in royalties paid to area franchises relates to the increase in percentage of stores that operate within area marketer regions and an increase in their average store volumes.

     The $54,730 increase in selling, general and administrative relates primarily to increases in consulting fees and payroll expenses offset by decreases in legal and convention expenses.

     The $46,900 decrease in commissions on franchise sales is primarily due to the decreased number of individual franchise sales made during the first nine months ending August 31, 1998 compared to the same prior year period and the differing mix of commissions.

     The $112,250 decrease in cost of sales of equipment, supplies and services is primarily due to the decreased number of new franchisees that purchased equipment during the nine months ended August 31, 1998 compared to the same prior year period.

     The $20,385 decrease in advertising is primarily related to reduced advertising in national media during the nine months ended August 31, 1998 compared to the same prior year period.

PART II.                 OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 19, 1998, at which the following items were voted on.

(1) The election of directors.The tally for the election of directors was as follows:

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




Item 5.   Other Information.

     Effective  June  29,  1998,  the  United  States  Securities  and  Exchange
Commission adopted new rules relating to shareholder proposals which shareholders do not request be included in the Company's proxy statement to be used in connection with the Company's Annual Meeting of Shareholders. Under these new rules, proxies that confer discretionary authority will not be able to be voted on a shareholder proposal to be presented at the Annual Meeting of Shareholders if the shareholder provides the Company with advance written notice of the shareholders proposal on a date in the current year that is at least 45 days prior to the date the prior year's proxy materials were mailed to the Company's shareholders. If a shareholder fails to so notify the Company, proxies that confer discretionary authority will be able to be voted when the proposal is presented at the Annual Meeting of Shareholders.

     In  accordance  with the new  rules,  proxies  which  confer  discretionary authority will be able to be voted on shareholder proposals that the shareholders do no request be included in the Company's proxy statement but plan to present at the Company's next Annual Meeting of Shareholders unless the Company receives notice of the proposals by no later than March, 17 1999.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PAK MAIL CENTERS OF AMERICA, INC.
                                                  (Registrant)
Date: October 15, 1998


                                      By: /s/  John E. Kelly
                                          --------------------------------------
                                          John E. Kelly
                                          President


                                      By: /s/  Raymond S. Goshorn
                                          --------------------------------------
                                          Raymond S. Goshorn
                                          Secretary and Treasurer