Form 10KSB
period 1998-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1999-03-01
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended: November 30, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                         89-0934575
 ------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



3033 South Parker Road, Suite 1200, Aurora, Colorado            80014
----------------------------------------------------           --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: 303-752-3500

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $4,615,467.

The aggregate market value of the Issuer's voting stock held as of a recent date by nonaffiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 26, 1999, the Issuer had 2,989,483 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES       NO   X
                                                   -----    -----

                        PAK MAIL CENTERS OF AMERICA, INC.
                         1998 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS



PART I                                                                  Page No.
------                                                                  --------

Item 1.     Description of Business.......................................   1

Item 2.     Description of Property.......................................   6

Item 3.     Legal Proceedings.............................................   6

Item 4.     Submission of Matters to Vote of Security Holders.............   7

PART II
-------

Item 5.     Market for Common Equity and Related Stockholder Matters......   8

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................   9

Item 7.     Financial Statements..........................................  12

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................  12

Part III
--------

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act....  13

Item 10.    Executive Compensation........................................  15

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management.........................................  16

Item 12.    Certain Relationships and Related Transactions................  18

Item 13.    Exhibits and Reports on Form 8-K .............................  19

            Signatures....................................................  21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development. Pak Mail Centers of America, Inc. (the "Issuer" or "Company") was incorporated in the State of Colorado on January 27, 1984. The Company is principally engaged in franchising of retail service centers which specialize in the packaging and shipping business ("Pak Mail Centers" or "Centers"). Pak Mail Centers typically provide mailbox service, parcel shipping and receiving, packaging, freight forwarding and other communications and information products and services to commercial and residential customers through a variety of carriers and may offer a variety of related items such as stamps, greeting cards, stationery supplies, keys and passport photographs. In February 1998, holders of the Series A and Series B Preferred Stock exchanged the Series A and Series B Preferred Stock for a new Series C Preferred Stock and 10 year warrants to purchase 884,264 shares of the Company's common stock at $0.10 each. The new Series C Preferred Stock has a 6% annual dividend that is payable on March 31 of each year, beginning in 1999. Effective November 30, 1997, the holders of the Series A and Series B Preferred Stock agreed that they had no further rights, and that the Company had no further obligations, with respect to the Series A and Series B Preferred Stock.

     (b) Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Company's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of February 26, 1999, there were 370 individual franchises and 33 area agreements in existence.

Franchise Program
-----------------

     The Company offers individual franchise agreements and area marketing agreements. Individual franchisees are granted the nonexclusive right, within a specified area, to use the Pak Mail name and trademarks as well as Pak Mail's proprietary operating procedures, techniques, forms, equipment and advertising materials. Area marketers and, under a previously offered area franchise program, area developers are granted rights to sell individual franchises for the Company in designated areas and are required to provide site selection and start up assistance and continuing support for individual franchisees within those areas. The Company locates prospective franchisees through advertising, referrals from existing franchisees and the marketing efforts of its area marketers and developers.

Franchise Agreements, Fees and Related Matters
----------------------------------------------

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $26,950, although franchisees who initially commit to acquire more than one franchise are eligible for certain discounts and may be eligible for financing of the discounted initial franchise fees for second and subsequent Centers. Individual franchisees are also charged an initial fee ranging between $580 and $900 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent for the first $200,000 of the franchisee's royalty based revenues, four and one-half percent for the next $50,000 of royalty based revenues, four percent for the next $50,000 of royalty based revenues, three and one-half percent for the next $50,000 of royalty based revenues, and then three percent for all subsequent royalty based revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent of royalty based revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent of gross revenues. The advertising fees are held in a separate legal trust controlled by the Company. These fees are used in connection with the formulation and execution of national advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign their franchise rights.

     Area Marketing Agreement

     Each area marketer franchisee enters into an area marketing agreement which requires the payment of an initial fee based upon several factors including population and other demographic factors in the designated geographic region. The area marketing agreement grants the right to market franchises within a specified territory. When an area marketer successfully markets an individual franchise in its territory, the Company typically pays the area marketer 40% of the franchise fee paid by the individual franchisee. The area marketer receives 50% of the royalties paid to the Company by individual franchisees in its territory. If an individual franchise is sold in an area where there is no area marketer, the Company retains 100% of all fees and royalties paid by the franchisee. There may be variations in the terms of specific area marketing agreements based on special circumstances affecting the geographic area and the area marketer.

     Area Developer Franchises

     The Company no longer offers area developer agreements. Under area developer agreements previously entered into, initial franchise fees paid to the Company by individual franchisees within an area are generally divided 60% and

40% between the Company and the area franchisee, respectively. Generally, the individual franchise royalty fees are divided equally between the Company and the area franchisee. All franchise fees and royalties are paid directly to the Company, which then remits the portion of fees owed to the area franchisee. For individual franchisees in locations which are not encompassed by an area franchise, the Company retains all fees and royalties.

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

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 1998, there were seven international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City and Guadalajara, the Mexican states of Baja California and Sonora and the countries of Chile, Argentina, Venezuela, Australia, New Zealand and Japan. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which sets forth many of the Company's standards and specifications and contains certain provisions designed to ensure uniformity in the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a nine day training class with regard to packaging, pricing and available shipping and mailing services; preparation and execution of marketing and placement of advertising; record keeping and systems operation; use of forms and forms management; soliciting and servicing customers; selecting and training personnel; and stock location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides three days of on-the-job training in an individual franchisee's Pak Mail Center.

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

     Business Support Products and Services. Small businesses are often major users of a Pak Mail Center. Pak Mail Centers provide a small business with a variety of business services and products such as mailbox rental, notary public services, telecopy transmission, copying and office supplies.

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

          (3) Status of New Product or Service. There has been no public announcement of, nor has the Company otherwise made public information about, any new product or service of the Company requiring the investment by the Company of a material amount of its total assets or which is otherwise material to the Company's operations.

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

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principal Register of the United States Patent and Trademark Office ("USPTO"). The service mark registration expires in 2000, and the logo expires in 2005. The Company has registered several other related service marks on the Principal Register of the USPTO, and has registered the service mark "Pak Mail" and the Pak Mail logo in several international countries.

          (8)(9) Government Regulations. The Federal Trade Commission has adopted a rule that requires franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchisee to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act.

     Numerous states have adopted laws regulating franchise operations and the franchisor/franchisee relationship. Applicable franchise laws vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. Although the foregoing matters may result in some modification of the Company's franchising activities and the legal inability to enforce all of the terms of its franchise agreements in certain states, such inabilities have not had a material adverse effect on the operations or business of the Company to date. However, the laws applicable to franchise operations and relationships are subject to change, and the Company is unable to predict the effect, if any, on its operations of additional laws, regulations or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry.

          (10) Research and Development. The Company has not engaged in material research and development activities during its last two fiscal years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of November 30, 1998, the Company had 20 employees, all of whom are fu time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,000 square feet of office space in Aurora, Colorado under a lease expiring in April 2000 with a base rental currently at approximately $13,000 per month and rising to approximately $13,300 per month by the end of the term. The offices are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company filed Civil Action No. 98-WM-2391 in the United States District Court for the District of Colorado on October 30, 1998, against Golden Commerce, Inc. ("Golden") and Jaime Mercado ("Mercado"). The Company's claims arise from the franchise agreement (the "Agreement") entered into by the Company and Golden on or about January 30, 1996 as well as Mercado's guarantee of Golden's obligations under the Agreement.

     Golden was obligated pursuant to the Agreement to pay royalties and advertising fees to Pak Mail. Golden subsequently defaulted on such obligations to the Company and, in addition, failed to pay invoices for products delivered by the Company. When after notice Golden did not cure its defaults, its rights as a franchisee were terminated on September 29, 1998.

     Golden and Mercado, however, continued to advertise and to use the trademarks of the Company, continued to compete against the Company and continued to use the proprietary software of the Company after termination. Thus in the suit the Company not only seeks damages suffered as a result of the unpaid royalties and invoices but also requests an injunction enjoining Golden and Mercado from engaging or participating in any packaging and mailing business, requiring Golden and Mercado to return the Company's proprietary software and precluding Golden and Mercado from using the Company's federally registered service marks.

     In response, Golden and Mercado have alleged a number of generic defenses including laches, estoppel, acquiescence, excuse, impossibility and failure of consideration. Additionally, Golden and Mercado have counterclaimed for an unspecified amount based on an alleged breach of contract as well as on promissory estoppel grounds. This case entered the discovery stage in February 1999. Management intends to both pursue its claims and defend itself vigorously.

     Other than the civil action described above, no litigation is required to be disclosed in this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.
        --------------------

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 1998 and 1997 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.
         --------

     As of February 23, 1998, the Company had 1,165 holders of record of its $0.001 par value common stock.

     (c) Dividends.
         ----------

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     (d) Recent Sales of Unregistered Securities
         ---------------------------------------

     On January 26, 1998, the Company designated 2,500 shares of its $1,000 par value preferred stock as Series C Preferred Stock. In November 1997, the holder of the Company's Series A Preferred Stock and the holder of the Company's Series B Preferred Stock offered to exchange their shares of preferred stock for an equal number of shares of Series C Preferred Stock, and for a warrant to purchase shares of common stock of the Company. On February 4, 1998, the Company issued 1,216.668 shares and 1,000 shares of the Series C Preferred Stock to two shareholders in exchange for their shares of Series A Preferred Stock and Series B Preferred Stock, respectively. In connection with this transaction, the Company issued warrants to the former holders of Series A Preferred Stock and Series B Preferred Stock to purchase 604,264 and 280,000 shares of the Company's common stock, respectively. The warrants have an exercise price of $0.10 per share and expire on November 30, 2007.

     The offer and sale of the Series C Preferred Stock and warrants were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). In connection with such offer, the purchasers represented that they were "accredited investors" as that term is defined in Regulation D adopted under the Securities Act, and that they were provided access to complete information concerning the Company. The purchasers have represented that they will hold the Series C Preferred Stock for the purchaser's own account and that they have no present agreement, understanding or arrangement to subdivide, sell, assign, transfer or otherwise dispose of all or part of the Series C Preferred to any other person. The purchasers further agreed that they understood that the Series C Preferred Stock had not been registered under the Securities Act and that the purchaser could not resell the securities without compliance with the provisions of the Securities Act of 1933, as amended. All certificates issued to the purchasers were impressed with a restrictive legend advising that the securities represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No underwriters were involved in these transactions and no commissions were paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company had cash provided from operating activities of $206,712 during the fiscal year ended November 30, 1998 compared to cash flow deficiencies of $31,561 during the fiscal year ended November 30, 1997. During the fiscal year ended November 30, 1997, the deficiency was financed through payments received on notes receivable. The excess cash generated during the fiscal year ended November 30, 1998 was used to pay the capitalized software costs.

     At November 30, 1998, the average age of accounts receivable was approximately 50 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it. The Company believes that cash flow from operating activities will be adequate to cover capital needs for the next 12 months. The Company does not have any material commitments for capital expenditures to be incurred in the next 12 months.

Results of Operations
---------------------

     Fiscal 1998 Compared to Fiscal 1997
     -----------------------------------

     The Company recorded net income before income tax benefit was $430,686 as compared to $191,820 in the fiscal year ended November 30, 1997. The $238,866 increase was attributable to an increase in revenues (up 10.8% from $4,164,330 to $4,615,467) offset by a lesser increase in costs and expenses (up 5.2% from $3,972,510 to $4,179,781).

     The $451,137 increase in revenues during the fiscal year ended November 30, 1998 is primarily attributable to increases in royalties from franchisees (up 14.3% from $1,947,464 to $2,225,581) and area marketer franchise fees (up 195.7% from $231,194 to $683,633) offset by a decrease in individual franchise fees (down 25.3% from $1,152,990 to $860,800).

     The $278,117 increase in royalties from franchisees is due to an increase in the average sales volume per store and the number of stores open and operating throughout the year.

     The $452,439 increase in area marketer franchise fees represents three domestic awards and one international award during the fiscal year ended November 30, 1998 compared to one domestic award and two international awards during the fiscal year ended November 30, 1997. The international franchises sold during fiscal year 1998 governed the country of Japan, with the Company realizing area marketer franchise fees of $500,000 during fiscal 1998 on the sale. Although the Company awarded more new international franchises in fiscal 1997 than in fiscal 1998, only the cash downpayments of the two international franchises were recognized as income during fiscal 1997. The note portions of the two international franchises were deferred as of November 30, 1998, and will be recognized at the time the note payments are received.

     The $292,190 decrease in individual franchise fees is represented by a decrease in franchise sales recognized during the fiscal year ended November 30, 1998 compared to the fiscal year ended November 30, 1997 and a differing mix of franchise revenue recognition. The Company awarded 50 and 54 individual franchises during the fiscal year ended November 30, 1998 and the fiscal year ended November 30, 1997, respectively. In the fiscal year ended November 30, 1998, the Company recognized revenue on 36 of the 50 individual franchises awarded, whereas the Company recognized revenue on 49 of the 54 individual franchises awarded in the fiscal year ended November 30, 1997. The revenue from four individual franchises awarded and deferred in 1997 was recognized in the fiscal year ended November 30, 1998. There were 10 individual franchises awarded but deferred as of November 30, 1998.

     The $212,271 increase in costs and expenses is primarily attributable to increases in selling, general and administrative expenses (up 5.3% from $1,765,735 to $1,859,272) and royalties paid to area franchisees (up 22.3% from $677,555 to $828,848).

     The $93,537 increase in selling, general and administrative expenses is primarily due to increases in personnel and legal offset by a decrease in travel and entertainment costs during fiscal 1998.

     The $151,293 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during the fiscal year ended November 30, 1998 compared to the same prior year period.

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

     The Company is utilizing internal resources to identify, correct or reprogram, and test its systems for Year 2000 compliance and to assess the potential impact of third parties with which the Company has a material relationship. It is anticipated that all reprogramming efforts will be completed in fiscal 1999. The Company has asked ReSource, Inc., the developer of the Company's primary software program that will be in use until July 1999, about Year 2000 compliance and has been assured by ReSource, Inc. that the program is Year 2000 compliant. The Company has also been assured by the developers of its proprietary software program "Pack, Ship and Sell," which will be implemented in July 1999, that Pack, Ship and Sell is Year 2000 compliant. The Company's decision to implement and timing for implementing the Pack, Ship and Sell software program was made independent and irrespective of any Year 2000 compliance issues.

     The Company is aware that certain software comprising a portion of its operating system is not currently Year 2000 compliant. The Company has implemented a plan to replace the non-Year 2000 compliant software. It is anticipated that the project will be completed by the end of July 1999 and is estimated not to exceed $50,000.

     The Company has made formal inquiries of all of its major suppliers and some of its franchisees' suppliers and, based on the responses received to date, management believes that all major systems are Year 2000 compliant. Therefore, to date, management has not implemented, and does not feel that it is necessary to implement, a Year 2000 contingency plan. Management believes that in the event its major suppliers or its franchisees' suppliers experience Year 2000 complications, a sufficient number of alternate suppliers exist to handle the Company's needs.

     To date, management believes that the costs of Year 2000 compliance will not be material and does not anticipate any material adverse effects on its operation or those of its franchisees with respect to Year 2000 compliance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, and any interim period, the principal independent accountant of the Company did not resign (or decline to stand for re-election) and was not dismissed.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Identification of Directors and Executive Officers.
     -------------------------------------------------------

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


Name, Age and                             Director or              Principal Occupation
Position in the Company                   Officer Since            During the Last Five Years
-----------------------                   -------------            --------------------------
John E. Kelly, 58                         September, 1989          Executive officer of the Company since
(President, Chief Executive                                        September, 1989.
Officer and Director)

P. Evan Lasky, 57                         March, 1988              Executive officer of the Company since March,
(Executive Vice President and                                      1988.
Chief Operating Officer)

Raymond S. Goshorn, 40                    December, 1988           Executive officer of the Company since
(Chief Financial Officer,                                          December, 1988.
Treasurer, Secretary)

Tonya D. Sarina, 37                       December, 1996           Executive officer of the Company since
(Vice President of Sales                                           December 1996; marketing manager of the
and Marketing)                                                     Company from March, 1991 through November, 1996.

Alex Zai, 39                              May, 1996                Executive officer of the Company since May,
(Vice President of                                                 1996; director of store operations of the
Store Operations)                                                  Company since April, 1994.




Name, Age and                             Director or              Principal Occupation
Position in the Company                   Officer Since            During the Last Five Years
-----------------------                   -------------            --------------------------

J. S. Corcoran, 55                        September, 1989          Self-employed as a business consultant since
(Director)                                                         October, 1996; executive officer of D.P.
                                                                   Kelly & Associates L.P., a firm offering
                                                                   management services, from November, 1988 to
                                                                   January, 1997; executive officer of Envirodyne
                                                                   Industries, Inc., a manufacturer of food packaging
                                                                   and food service supplies, from June, 1989 to
                                                                   March, 1996.

John W. Grant, 74                         September, 1989          Retired since September, 1987.
(Director)

F. Edward Gustafson, 57                   September, 1989          Executive officer of D.P. Kelly & Associates
(Director)                                                         L.P., a firm offering management services,
                                                                   since November, 1988; executive officer of
                                                                   Envirodyne Industries, Inc., a manufacturer
                                                                   of food packaging and food service supplies,
                                                                   since June, 1989; director of Envirodyne
                                                                   Industries, Inc. since December, 1993;
                                                                   executive officer of Viskase Corporation, a
                                                                   wholly-owned subsidiary of Envirodyne Industries,
                                                                   Inc., from February, 1990 to August, 1993.

William F. White, 68                      September, 1989          Executive officer of Whitnell & Co., an
(Director)                                                         investment advisory firm, since January,
                                                                   1988; executive officer of Donegal, Inc., an
                                                                   investment management firm, since January, 1991.

     (b) Identification of Certain Significant Employees.
     ----------------------------------------------------

     Not Applicable.

     (c) Family Relationships.
     -------------------------

     Not Applicable.

     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

     Not Applicable.

     (e) Compliance With Section 16(a) of the Exchange Act.
     ------------------------------------------------------

     Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

     Cash Compensation.
     ------------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 1998, November 30, 1997 and November 30, 1996 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                           SUMMARY COMPENSATION TABLE


Name and                                                            Other Annual
Principal Position       Fiscal Year      Salary         Bonus      Compensation
------------------       -----------      ------         -----      ------------
John E. Kelly                1998         $138,000     $47,472(1)    $7,980(2)
President and Chief          1997         $131,040     $44,554(1)    $7,980(2)
Executive Officer            1996         $126,000     $16,630(1)    $7,980(2)

P. Evan Lasky                1998         $ 96,000     $28,205(1)       -0-
Executive Vice               1997         $ 91,000     $21,840(1)       -0-
President and Chief          1996         $ 86,000     $11,000(1)       -0-
Operating Officer


     (1) Bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

     (2) The amount for each of fiscal 1998, 1997 and 1996 consists of a $4,800 car allowance and $3,180 of country club dues.

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

     Compensation of Directors--Other Arrangements.
     ----------------------------------------------

     Not Applicable.

     Employment Contracts and Termination of Employment and Change of Control Arrangements.
--------------------------------------------------------------------------------

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners.
     ----------------------------------------------------

     The following persons are the only persons known to the Company who on February 26, 1999, owned beneficially more than 5% of the Company's $0.001 par value common stock, its only class of outstanding voting securities:

                                              Amount and Nature of       Percent
Name and Address of Beneficial Owner          Beneficial Ownership(1)   of Class
------------------------------------          -----------------------   --------
D.P. Kelly and Associates, L.P.                 298,400(2)                 9.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.           2,404,264(3)                66.9%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Janie M. D'Addio                                188,833(4)                 6.3%
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

     (b) Security Ownership of Management.
     -------------------------------------

     The following table shows as of February 26, 1999, the shares of the Company's $0.001 par value common stock beneficially owned by each director, each executive officer and by all the executive officers and directors as a group:

 Name and Address of                     Amount and Nature of           Percent
  Beneficial Holder                      Beneficial Ownership          of Class
  -----------------                      --------------------          --------
J. S. Corcoran                                 1,000(1)                   (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John W. Grant                                    800(2)                   (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                           20,000(1)(3)                (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                                  12,000                     (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

William F. White                                2,000                     (4)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

P. Evan Lasky                                     -0-                     (4)
3033 S Parker Rd Suite 1200
Aurora, Colorado 80014

All directors and executive officers          36,912(1)                  1.2%
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

(3) Includes 6,000 shares of common stock owned by Mr. Gustafson's children, for whom he acts as custodian; excludes 280,000 shares of common stock underlying presently exercisable warrants owned by D.P. Kelly and Associates, L.P. ("D.P. Kelly"). Mr. Gustafson is an executive officer of D.P. Kelly but disclaims beneficial ownership of the 280,000 shares.

(4)  Less than 1%.

     (c) Changes in Control. Not Applicable.
         -------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

     The Company purchases mailboxes from Security Manufacturing Corporation ("Security") for resale to the Company's franchisees. Security is controlled by Janie M. D'Addio, who owns 6.3% of the Company's $0.001 par value common stock. During fiscal 1998 and fiscal 1997, the Company made purchases in the total amounts of $62,350 and $82,128, respectively, from Security.

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 1,800,000 shares of common stock, representing approximately 60.2% of the outstanding common stock. In addition, PMIP owns presently exercisable warrants to purchase 604,264 shares of common stock, which, if exercised, will increase PMIP's ownership to approximately 66.9% of the outstanding common stock of the Company.

     (d) Transactions With Promoters. Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         ---------

(3)(a)         Articles of  Incorporation  incorporated  by reference to Exhibit
               (3)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

(3)(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on January 26, 1998 incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(3)(c) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on July 13, 1998, incorporated by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(4)(a) Letter of Exchange of Series A Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(b) Letter of Exchange of Series B Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(b) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(c) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series A Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(c) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(d) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series B Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(d) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(10)(a)*       Individual Franchise Agreement.

(10)(b)*       Area Marketing Agreement.

(10)(c)*       International Area Marketing Agreement.

(10)(d) Agreement by and between Security Manufacturing Corporation and the Company dated July 10, 1995 incorporated by reference to Exhibit (10)(3) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(e) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1997 incorporated by reference to Exhibit (10)(d) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(10)(f)* Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1998.

(10)(g)* Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1999.

(10)(h)* Pak Mail Centers of America, Inc. 1999 Incentive and Nonstatutory Employee Stock Option Plan.

(21)*          Subsidiaries of the Registrant.

(27)*          Financial Data Schedule.


     (b) 8-K Reports. None.
         -----------


*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAK MAIL CENTERS OF AMERICA, INC.,
                                      a Colorado corporation

                                      By:   /s/ John E. Kelly
                                          --------------------------------------
                                          John E. Kelly, President and
                                          Chief Executive Officer


                                      By:   /s/ Raymond S. Goshorn
                                         ---------------------------------------
                                         Raymond S. Goshorn, Chief Financial
                                         Officer, Treasurer and Secretary

     Dated: February 26, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title               Signature                               Date
--------------               ---------                               ----

J.S. Corcoran              /s/ J.S. Corcoran                   February 26, 1999
Director                   --------------------------


John W. Grant              /s/ John W. Grant                   February 26, 1999
Director                   --------------------------


F. Edward Gustafson        /s/ F. Edward Gustafson             February 26, 1999
Director                   --------------------------


John E. Kelly              /s/ John E. Kelly                   February 26, 1999
Director                   --------------------------


William F. White           /s/ William F. White               February 26, 1999
Director                   --------------------------

                        PAK MAIL CENTERS OF AMERICA, INC.
                                 AND SUBSIDIARY

                            Financial Statements and
                          Independent Auditors' Report
                           November 30, 1998 and 1997

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY





                   Index to Consolidated Financial Statements


                                                                           Page


Independent Auditors' Report..............................................F - 1

Financial Statements

        Consolidated Balance Sheets - November 30, 1998 and 1997..........F - 2

        Consolidated Statements of Income - For the Years Ended
         November 30, 1998 and 1997.......................................F - 3

        Consolidated Statement of Stockholders' Equity - For the
         Years Ended November 30, 1998 and 1997...........................F - 4

        Consolidated Statements of Cash Flows - For the Years Ended
         November 30, 1998 and 1997.......................................F - 5

Notes to Consolidated Financial Statements................................F - 6

Accompanying Schedule

       Independent Auditors' Report on Accompanying Schedule.............F - 16

       Schedule of Selling, General and Administrative Expenses..........F - 17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






                                       Ehrhardt Keefe Steiner & Hottman PC

January 7, 1999
Denver, Colorado


                            PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Balance Sheets
                                                                       November 30,
                                                            --------------------------------
                                                               1998                 1997
                                               Assets       -----------          -----------
    Cash and cash equivalents                               $   230,964          $    87,405
    Restricted cash (Note 8)                                      3,880               23,780
    Accounts receivable, net of allowance of
      $69,981 (1998) and $101,039 (1997)                        365,277              262,791
    Inventories                                                  56,237               34,514
    Prepaid expenses and other current assets                    37,500               31,805
    Deferred income tax benefit - current (Note 9)              275,000              136,100
                                                            -----------          -----------
              Total current assets                              968,858              576,395
                                                            -----------          -----------
Furniture and equipment, net of accumulated
      depreciation (Note 2)                                     110,169               61,892
                                                            -----------          -----------
Other assets
    Notes receivable, net (Note 3)                              666,408              722,478
    Deposits and other                                           95,253               90,130
    Deferred franchise costs, net of accumulated
      amortization of $54,711
     (1998) and $36,360 (1997)                                  197,732              175,943
    Capitalized software costs                                  351,207              124,202
                                                            -----------          -----------
              Total other assets                              1,310,600            1,112,753
                                                            -----------          -----------

                                                            $ 2,389,627          $ 1,751,040
                                                            ===========          ===========

                                  Liabilities and Stockholders' Equity
Current liabilities
    Current portion of long-term debt (Note 4)              $      --            $   100,000
    Trade accounts payable                                      189,754              191,565
    Preferred stock dividends payable                           133,000                 --
    Accrued commissions                                          31,085               52,950
    Accrued bonuses                                             120,936               92,790
    Other accrued expenses                                       32,394               18,580
    Due to advertising fund (Note 7)                              3,880               23,780
                                                            -----------          -----------
              Total current liabilities                         511,049              479,665
                                                            -----------          -----------

Deferred revenue                                                704,135              533,518
                                                            -----------          -----------
Commitments (Notes 11 and 12)

Stockholders' equity (Note 5)
    Series C redeemable preferred stock,
     $1,000 par value; 6% cumulative; 2,500
     shares authorized 2,216.668 shares
     issued and outstanding (liquidation
     preference $2,349,668)                                   2,216,668            2,216,668
    Common stock, $.001 par value;
     200,000,000 shares authorized,
     2,989,483 shares issued and outstanding                      2,990                2,990
    Additional paid-in capital                                5,026,453            5,026,453
    Accumulated deficit                                      (6,071,668)          (6,508,254)
                                                            -----------          -----------
              Total stockholders' equity                      1,174,443              737,857
                                                            -----------          -----------

                                                            $ 2,389,627          $ 1,751,040
                                                            ===========          ===========

                                 See notes to consolidated financial statements.


                                                        F-2

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                                                           For the Years Ended
                                                             November 30,
                                                        ------------------------
                                                           1998         1997
                                                        ----------    ----------
Revenue
    Royalties from franchisees                          $2,225,581    $1,947,464
    Individual franchise fees                              860,800     1,152,990
    Sales of equipment, supplies, and services             749,071       748,148
    Area franchise fees                                    683,633       231,194
    Interest income                                         19,378        16,723
    Other                                                   77,004        67,811
                                                        ----------    ----------
                                                         4,615,467     4,164,330
                                                        ----------    ----------
Costs and expenses
    Selling, general and administrative                  1,859,272     1,765,735
    Cost of sales of equipment, supplies
      and services (Note 10)
                                                           672,451       675,685
    Royalties paid to area franchisees                     828,848       677,555
    Commissions on franchise sales                         589,357       614,449
    Advertising                                            166,698       178,783
    Depreciation and amortization                           66,463        57,810
    Interest                                                 1,692         2,493
                                                        ----------    ----------
                                                         4,184,781     3,972,510
                                                        ----------    ----------

Net income before income tax benefit                       430,686       191,820

Income tax benefit (Note 9)                                138,900       136,100
                                                        ----------    ----------

Net income                                                 569,586       327,920

Preferred stock dividend (Note 5)                          133,000          --
                                                        ----------    ----------

Net income attributable to common shares                $  436,586    $  327,920
                                                        ==========    ==========

Net income per common share (Note 6)
    Basic                                               $      .15    $      .11
                                                        ==========    ==========

    Diluted                                             $      .12    $      .11
                                                        ==========    ==========

Shares used in per share calculation (Note 6)
    Basic                                                2,989,483     2,989,483
                                                        ==========    ==========

    Diluted                                              3,716,489     2,989,483
                                                        ==========    ==========

                 See notes to consolidated financial statements.



                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                               Consolidated Statement of Stockholders' Equity
                               For the Years Ended November 30, 1998 and 1997


                                 Preferred Stock               Preferred Stock
                                     Series A                      Series B
                             --------------------------    --------------------------
                                Shares         Amount         Shares       Amount
                             -----------    -----------    -----------    -----------

Balance, November 30, 1996     1,216,668    $ 1,216,668          1,000    $ 1,000,000

Exchange of Series A and
  B for Series C
  preferred stock (Note 5)    (1,216,668)    (1,216,668)        (1,000)    (1,000,000)

Net income                          --             --             --             --
                             -----------    -----------    -----------    -----------

Balance, November 30, 1997          --             --             --             --

Net income                          --             --             --             --
                             -----------    -----------    -----------    -----------

Balance, November 30, 1998          --      $      --             --      $      --
                             ===========    ===========    ===========    ===========




                                 Preferred Stock
                                     Series C                   Common Stock         Additional                     Total
                             -------------------------   -------------------------    Paid-in    Accumulated      Stockholers'
                                Shares       Amount        Shares       Amount        Capital     Deficit          Equity
                             -----------   -----------   -----------   -----------   ----------  ------------     ------------

Balance, November 30, 1996         --      $      --       2,989,483   $    2,990    $ 5,026,453   $(6,836,174)   $   409,937

Exchange of Series A and
  B for Series C
  preferred stock (Note 5)     2,216,668     2,216,668          --            --            --            --             --

Net income                          --            --            --            --            --         327,920        327,920
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1997     2,216,668     2,216,668     2,989,483         2,990     5,026,453    (6,508,254)       737,857

Net income                          --            --            --            --            --         436,586        436,586
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1998     2,216,668   $ 2,216,668     2,989,483   $     2,990   $ 5,026,453   $(6,071,668)   $ 1,174,443
                             ===========   ===========   ===========   ===========   ===========   ===========    ===========



                                   See notes to consolidated financial statements.




                                   PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                         Consolidated Statements of Cash Flows
                                                                                          For the Years Ended
                                                                                              November 30,
                                                                                     ------------------------------
                                                                                        1998                1997
                                                                                     ---------            ---------
Cash flows from operating activities
    Net income                                                                       $ 436,586            $ 327,920
                                                                                     ---------            ---------
    Adjustments to reconcile net income to
     net cash provided by (used in) by
     operating activities -
        Depreciation and amortization                                                   66,463               55,114
        Provision for loss on accounts receivable                                      (31,058)             (14,533)
        Provision for loss on notes receivable                                          (8,039)                  36
        Deferred franchise costs                                                       (40,140)             (51,981)
        Franchise fee revenue financed through notes receivable                        (39,257)             (95,816)
        Deferred income taxes                                                         (138,900)            (136,100)
        Changes in operating assets and liabilities -
             Accounts receivable                                                       (71,428)              16,621
             Inventories                                                               (21,723)                (745)
             Prepaid expenses and other current assets                                  (5,695)               6,643
             Deposits and other                                                         (5,123)             (37,945)
             Trade accounts payable                                                     (1,811)             (18,148)
             Accrued expenses                                                           20,095               56,785
             Due to advertising fund                                                   (19,900)             (36,563)
             Deferred revenue                                                           66,642             (102,849)
                                                                                     ---------            ---------
                                                                                      (229,874)            (359,481)
                                                                                     ---------            ---------
                 Net cash provided by (used in) operating activities                   206,712              (31,561)
                                                                                     ---------            ---------

Cash flows from investing activities
    Capital expenditures                                                               (96,389)             (58,321)
    Capitalized software costs                                                        (227,005)            (124,202)
    Proceeds from sale of assets held for sale                                            --                 20,000
    Payments on notes receivable                                                       207,341              168,073
                                                                                     ---------            ---------
                 Net cash (used in) provided by investing activities                  (116,053)               5,550
                                                                                     ---------            ---------

Cash flows from financing activities
    Payments on long-term debt                                                        (100,000)             (15,276)
    Preferred stock dividends payable                                                  133,000                 --
    Decrease (increase) in restricted cash                                              19,900               56,513
                                                                                     ---------            ---------
                 Net cash provided by financing activities                              52,900               41,237
                                                                                     ---------            ---------

Net increase in cash and cash equivalents                                              143,559               15,226

Cash and cash equivalents, beginning of year                                            87,405               72,179
                                                                                     ---------            ---------

Cash and cash equivalents, end of year                                               $ 230,964            $  87,405
                                                                                     =========            =========

Supplemental disclosure of cash flow information -
        Cash paid during the year for interest was  approximately  $1,700 (1998) and $2,500 (1997).

Supplemental schedule of non-cash investing and financing activities:
        At November 30, 1998 and 1997 $103,975 and $176,000 of notes  receivable additions are included in deferred revenue.


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

The following table summarizes the number of Pak Mail Retail and Service Centers in operation during the last two fiscal years:

                                                           November 30,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------         ---------
Franchises:
   Franchise centers in operation:
     Domestic                                          315               299
     International                                      17                12
   Rights to franchisec enters sold and
    not in operation                                    27                 5
                                                    ------             -----
                                                       359               316
                                                    ======             =====

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair values as of November 30, 1998, as a result of the relatively short maturity of these instruments.

The fair value of the notes receivable approximate the carrying value as both the stated rate and discount rate on the notes approximate the estimated current market rate.

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

* Area developer agreement - Right to develop stores within a specified geographic area. The area franchise fee (based upon the estimated development potential of the area) is payable in cash and notes upon execution of the area developer agreement. Upon awarding of individual franchises within the franchise area, the Company typically receives 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area. Although the Company currently has several franchises operating under this agreement, during fiscal year 1994, the Company changed the terms of this agreement as specified in the area marketing agreement below.

* Area marketing agreement - Right to market franchises within a specified geographic region. The area marketing fee is payable in cash and notes upon execution of the area marketing agreement. Upon selling of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area marketer receives 40%. The area marketer receives 50% of the royalties from individual franchisees within the area.

* International area franchise agreement - Right to market franchises within a designated country or specified geographic region. The international franchise fee is payable in cash and notes upon execution of the franchise agreement. The Company's participation in franchise fees and royalties for individual franchises sold within the international area are negotiated on a case by case basis. Additionally, the Company agrees to train all new individual franchisees for a flat fee.

Individual franchise fees outside a marketing area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company and the franchise has commenced operations.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Franchise Fee Revenue Recognition (continued)
---------------------------------------------

Domestic area developer fees are deferred and recognized as revenue on a straight-line basis as the stores within the area are opened or upon completion of the initial training program depending on the terms of the agreement. Individual franchise fees within a domestic area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company, principally site selection and training.

Area marketing fees are recognized as income upon completion of the initial training by the area marketer and collection of the marketing fee. The Company has the option to terminate the agreement before training is completed at which time the marketing fee is refundable.

International area franchise fees are deferred and recognized as revenue upon completion of the material service to the area marketer, which is initial training to the area marketer, and upon collection of notes receivable being reasonably assured.

Royalties From Franchisees
--------------------------

Royalties from individual franchisees are based upon a percentage of each franchisee's sales and are recognized when earned based upon reported sales activity by each franchisee.

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

Net Income Per Common Share
---------------------------

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common shares outstanding plus potential dilutive shares of common stock including common stock warrants granted to preferred shareholders.

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

Capitalized Software Costs
--------------------------

Capitalized software costs consist of costs of internally developed software. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs are provided on a product-by-product basis using the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions which at times may exceed federally insured limits. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 1998, approximately $352,000 of notes receivable are offset by comparable amounts in deferred revenue.

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

The Company has recorded an allowance for doubtful collection on notes receivable of approximately $45,000 (Note 3). This allowance is continually reviewed based upon changes in the nature of the notes receivable outstanding. Accordingly, the allowance is subject to changes due to circumstances not presently known.

The Company has recorded a valuation allowance for potentially unrealizable deferred tax assets of approximately $1,716,900 (Note 8). This allowance is reviewed based upon historical and projected financial results of the Company. Accordingly, the allowance is subject to changes due to circumstances not presently known.

Accounting Standards Not Yet Adopted
------------------------------------

In December 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 incorporates the all-inclusive concept of income recognition. It requires that all items that are required to be recognized as comprehensive income (adjustments to equity) be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, consequently, the Company has not yet adopted FAS 130. The Company does not anticipate a significant change from adopting FAS 130.

Advertising Costs
-----------------

Advertising costs are expensed in the period incurred.

Reclassifications
-----------------

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



Note 2 - Furniture and Equipment
--------------------------------

Furniture and equipment consists of the following:
                                                       November 30,
                                          -------------------------------------
                                               1998                   1997
                                          --------------         --------------
Office equipment                          $      393,610         $      305,167
Furniture and fixtures                           151,509                143,563
                                          --------------         --------------
                                                 545,119                448,730
Less accumulated depreciation                   (434,950)              (386,838)
                                          --------------         --------------

                                          $      110,169          $      61,892
                                          ==============          =============

Note 3 - Notes Receivable
-------------------------

Notes receivable consist of franchise fees and area marketer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise centers. Most of the notes are personally guaranteed by the owners of each franchise.

Notes receivable consist of the following:
                                                             November 30,
                                                      -----------------------
                                                         1998           1997
                                                      ----------    ----------
Non-interest-bearing notes; interest
imputed at 8%, net of unamortized
discounts of $6,513 (1998 and 1997)                   $  401,403    $  479,073

Interest-bearing notes; interest
rates from 6% to 8%                                      310,099       296,538
                                                      ----------    ----------
                                                         711,502       775,611
       Less allowance for doubtful collections           (45,094)      (53,133)
                                                      ----------    ----------

                                                      $  666,408    $  722,478
                                                      ==========    ==========

It is the Company's policy not to impute interest on these notes until the earnings process is complete. Included in these notes are financed area marketer fees, the maturities of which are based upon the expected opening of franchises within the area.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 3 - Notes Receivable (continued)
-------------------------------------

Future minimum principal payments to be received pursuant to the notes are as follows:

        Year Ending November 30,

               1999                                        $     500,332
               2000                                              148,426
               2001                                               56,670
               2002                                                5,949
               2003                                                1,200
              Thereafter                                           5,438
                                                           -------------
                                                                 718,015
             Less unamortized discount                            (6,513)
                                                           -------------
                                                           $     711,502
                                                           =============


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


Note 4 - Long-Term Debt
-----------------------

The note payable to an affiliate was paid in full during fiscal year 1998.

In January 1999, the Company entered into a line-of-credit agreement. The agreement requires monthly interest payments at 9.25% and matures January 2000.


Note 5 - Stockholders' Equity
-----------------------------

Dividends on Series C Preferred Stock accrue at 6% per year commencing December 1, 1997. Dividends are payable annually commencing March 31, 1999 and each March 31 thereafter for the previous year end. The preferred stock does not vote although holders of 51% must approve certain items such as any change in control, sale of the Company or a sale of the majority of the Company's assets. The Series C Preferred Stock may be redeemed at the Company's option any time at $1,000 per share plus accrued dividends.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 5 - Stockholders' Equity (continued)
-----------------------------------------

During fiscal year 1997, as an incentive to exchange for the Series C preferred stock, the holders of Series A and Series B preferred stock were granted a total of 884,264 warrants to purchase common stock at .10 per share at any time prior to November 30, 2007. There was no fair value attributed to the warrants as no material imputed value was estimated in the Company's pricing model.

The fair values of the warrants granted are estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 0; expected volatility of 133%; discount rate of 5.25% and expected lives of 10 years.


Note 6 - Earnings Per Share
---------------------------

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (EPS) computations:

                                                                          For the Year Ended November 30, 1998
                                                             --------------------------------------------------------
                                                                   Income               Shares              Per-Share
                                                                 (Numerator)        (Denominator)             Amount
                                                                 -----------        -------------             ------

Net income                                                   $         569,586
Less preferred stock dividends                                        (133,000)
                                                             -----------------

Basic EPS
  Income available to common stockholders                              436,586             2,989,483    $            .15
                                                             -----------------                          ================

Effect of dilutive securities
  Warrants                                                                  -                727,006
                                                             -----------------     -----------------

Diluted EPS
  Income available to common stockholders
  plus assumed conversions                                             436,586             3,716,489    $            .12
                                                             =================     =================    ================


Note 7 - Advertising Fund
-------------------------

The Company has established an advertising trust to administer funds collected from franchisees for advertising. The advertising trust is a separate legal entity and, therefore, the Company is not contingently liable for any trust liabilities incurred; nor is the trust activity reflected in the accompanying consolidated financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 8 - Restricted Cash
------------------------

At November 30, 1998 and 1997, the amounts due the advertising trust of $3,880 and $23,780, respectively, are included in restricted cash.


Note 9 - Income Taxes
---------------------

During 1998, the Company utilized approximately $58,000 in net operating loss carryforwards to offset current taxable income. This resulted in tax savings of approximately $20,000. In addition the Company reduced its operating valuation allowance on its remaining net operating loss carryforward resulting in a deferred tax asset of $275,000. This estimate is based on the Company's three consecutive years of taxable income.

The components of long-term deferred tax assets are as follows:

                                                       November 30,
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
 Deferred tax assets
        Net operating loss carryforward       $  2,061,600      $  2,058,700
        Reserves and other deferrals                41,300            54,600
        Depreciation and amortization             (111,000)          (26,500)
                                              ------------      ------------
               Total deferred tax assets         1,991,900         2,086,800
        Valuation allowance                     (1,716,900)       (1,950,700)
                                              ------------      ------------

                                              $    275,000      $    136,100
                                              ============      ============

At November 30, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $6,063,000. If not used, these carryforwards will expire in varying amounts during the years 1999 to 2009.


Note 10 - Related Party Transactions
------------------------------------

The Company purchases certain equipment for resale through an exclusive supplier agreement with a stockholder and former director of the Company. Purchases were $62,350 and $82,128, in 1998 and 1997, respectively.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 11 - Employee Benefit Plan
-------------------------------

Effective December 1, 1991, the Company established the Pak Mail 401(k) Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Costs incurred by the Company in connection with the Plan were approximately $9,910 and $6,794 for the years ended November 30, 1998 and 1997, respectively.


Note 12 - Commitments
---------------------

Operating Lease Commitments
---------------------------

The  Company  leases  office  space and  office  equipment  under  noncancelable
operating  leases.   Aggregate  future  minimum  rental  commitments  for  these operating leases as of November 30, 1998 are as follows:

         Year Ending November 30,
         ------------------------
                   1999                                      $       177,400
                   2000                                               99,300
                   2001                                               12,900
                   2002                                                3,400
                                                             ---------------

                                                             $       293,000
                                                             ===============

Rental expense for 1998 and 1997 was approximately $198,000 and $210,000, respectively.

Subsequent Event
----------------

Effective January 1, 1999, the Company adopted an Incentive and Nonstatutory Stock Option Plan. The plan covers an aggregate of 400,000 shares. Under the terms of the plan, options are granted to eligible employees at 100% of the fair value of the common stock of the Company on the date of grant. The Common stock options are exercisable at the date of grant and expire January 2009.

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


January 7, 1999
Denver, Colorado

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

              Schedule of Selling, General and Administrative Expenses


                                                          For the Year Ended
                                                              November 30,
                                                     ---------------------------
                                                         1998             1997
                                                     ----------       ----------
General and Administrative Expenses
    Salaries and bonuses                             $  867,149       $  813,814
    Repairs and maintenance                               8,791            7,020
    Rent                                                197,991          209,861
    Operating insurance                                   9,007            6,114
    Payroll taxes                                        68,760           58,169
    Employee benefits                                    36,206           34,883
    Supplies                                             24,750           15,675
    Training                                             25,217           38,202
    Trade shows                                          15,582           12,285
    Telephone                                            38,041           56,569
    Freight                                               7,966            7,904
    Health insurance                                     67,278           59,812
    Other taxes                                          12,865           10,874
    Contract labor                                          840            5,531
    Professional services                               153,532          108,243
    Travel and entertainment                            106,387          164,185
    Bad debts, net of recoveries                         36,850           25,158
    Dues and fees                                        24,787           18,406
    Printing                                             44,956           26,051
    Subscriptions                                         6,635            3,890
    Postage                                              28,466           19,714
    Miscellaneous expense and other                      72,205           62,218
    Donations                                             5,011            1,157
                                                     ----------       ----------

                                                     $1,859,272       $1,765,735
                                                     ==========       ==========
                                      F-18

Directors of the Company                             Officers of the Company
------------------------                             -----------------------


John E. Kelly                                                      John E. Kelly
President                                                              President
Chief Executive Officer                                  Chief Executive Officer
Pak Mail Centers of America, Inc.

J.S. Corcoran                                                      P. Evan Lasky
Self employed Business Consultant                       Executive Vice President
                                                         Chief Operating Officer

John W. Grant                                                 Raymond S. Goshorn
Retired                                                  Chief Financial Officer
                                                             Corporate Treasurer
                                                             Corporate Secretary

F. Edward Gustafson
Executive Officer                                                Tonya d. Sarina
D.P. Kelly & Associates L.P.               Vice President of Sales and Marketing
Envirodyne Industries, Inc.

William F. White                                                        Alex Zai
Executive Officer                             Vice President of Store Operations
Whitnell & Co.
Donegal, Inc.







TRANSFER AGENT               INDEPENDENT AUDITORS                        CORPORATE COUNSEL
American Stock Transfer      Ehrhardt, Keefe, Steiner & Hottman P.C.     Smith McCullough, P.C.
40 Wall Street               7979 E. Tufts Avenue, Suite 400             4643 S. Ulster Street, Suite 900
New York, NY 10005           Denver, CO 80237                            Denver, CO 80237


                                  EXHIBIT INDEX


(3)(a)         Articles of  Incorporation  incorporated  by reference to Exhibit
               (3)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

(3)(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on January 26, 1998 incorporated by reference to Exhibit (3)(b) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(3)(c) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on July 13, 1998, incorporated by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(4)(a) Letter of Exchange of Series A Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(b) Letter of Exchange of Series B Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(b) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(c) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series A Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(c) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(4)(d) Warrant to Purchase Shares of Common Stock granted in connection with exchange of Series B Preferred Stock for Series C Preferred Stock incorporated by reference to Exhibit (4)(d) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(10)(a)*       Individual Franchise Agreement.

(10)(b)*       Area Marketing Agreement.

(10)(c)*       International Area Marketing Agreement.

(10)(d) Agreement by and between Security Manufacturing Corporation and the Company dated July 10, 1995 incorporated by reference to Exhibit (10)(3) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(10)(e) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1997 incorporated by reference to Exhibit (10)(d) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.

(10)(f)* Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1998.

(10)(g)* Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1999.

(10)(h)* Pak Mail Centers of America, Inc. 1999 Incentive and Nonstatutory Employee Stock Option Plan.

(21)*          Subsidiaries of the Registrant.

(27)*          Financial Data Schedule.




-------------

*   Filed herewith