Form 10QSB
period 1999-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 1999-04-20
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the quarterly period ended February 28, 1999
                               -----------------

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


             3033 S. Parker Road, Suite 1200, Aurora, Colorado 80014
             --------------------------------------------------------
               (Address of principal executive offices) (zip code)


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

                            Yes [x]     No [ ]

As of April 19, 1999, there were outstanding 2,989,483 shares of the issuer's Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                            Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                       FEBRUARY       NOVEMBER
                                                       28, 1999       30, 1998
                                                     (Unaudited)
                                                     --------------------------

                                     Assets

Current assets
   Cash and cash equivalents                         $    34,650    $   230,964
   Restricted cash                                         4,682          3,880
   Accounts receivable, net of allowance
         of $76,542 (1999) and  $69,681 (1998)           433,981        365,277
   Inventories                                            61,691         56,237
   Prepaid expenses and other current assets              30,432         37,500
   Deferred income tax benefit - current                 275,000        275,000
                                                     -----------    -----------
      Total current assets                               840,436        968,858
                                                     -----------    -----------

Property and equipment, at cost, net of
   accumulated depreciation                              139,943        110,169
                                                     -----------    -----------
Other assets:
   Notes receivable, net:                                613,824        666,408
   Deposits and other                                    110,863         95,253
   Deferred franchise costs, net of
     accumulated amortization of
     $59,299 (1999) and $54,711 (1998)                   226,937        197,732
   Capitalized software costs, net                       416,916        351,207
                                                     -----------    -----------
      Total other assets                               1,368,540      1,310,600
                                                     -----------    -----------
                                                     $ 2,348,919    $ 2,389,627
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
   Trade accounts payable                            $   236,523    $   189,754
   Preferred dividends payable                           133,000        133,000
   Accrued commissions                                    31,085         31,085
   Other accrued expenses                                 24,363        153,330
   Due to advertising fund                                 4,682          3,880
                                                     -----------    -----------
      Total current liabilities                          429,653        511,049
                                                     -----------    -----------

Deferred revenue                                         640,284        704,135

Stockholders' equity:
   Series C redeemable preferredstock,
      $1,000 par value; 2,500 shares
      authorized; 2,216.668 shares issued
      and outstanding (liquidation preference
      $2,216,668)                                      2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000
      shares authorized;  2,989,483 shares
      issued and outstanding                               2,990          2,990
   Additional paid-in capital                          5,026,453      5,026,453
   Accumulated deficit                                (5,967,129)    (6,071,668)
                                                     -----------    -----------
       Total stockholders' equity                      1,278,982      1,174,443
                                                     -----------    -----------
                                                     $ 2,348,919    $ 2,389,627
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations

                                                          THREE MONTHS ENDED
                                                             FEBRUARY 28,

                                                              (Unaudited)
                                                        ------------------------
                                                            1999        1998
                                                        ----------    ----------
Revenue
    Royalties from franchisees                          $  741,900    $  691,834
    Sales of equipment, supplies, and services             150,514       132,844
    Individual franchise fees                               70,850        87,210
    Area franchise fees, net                               131,000        14,000
    Interest Income                                           --           6,412
    Other                                                   14,125        22,027
                                                        ----------    ----------
                                                         1,108,389       954,327
                                                        ----------    ----------

Costs and expenses
    Selling, general, and administrative                   484,608       449,247
    Cost of sales of equipment, supplies
     and services                                          135,463       113,179
    Commissions on franchise sales                          38,950        32,750
    Royalties paid to area franchises                      279,225       229,454
    Advertising                                             40,016        34,852
    Loss on investment in assets held for resale              --            --
                                                        ----------    ----------
    Depreciation and amortization                           25,588        15,659
    Interest                                                  --            --
                                                        ----------    ----------
                                                         1,003,850       875,141
                                                        ----------    ----------

Net income                                              $  104,539    $   79,186
                                                        ==========    ==========

Basic income per common share                           $     0.03    $     0.03
                                                        ==========    ==========

Weighted average number of common
 shares outstanding                                      2,989,483     2,989,483
                                                        ==========    ==========


                 See notes to consolidated financial statements.


                      PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                            Consolidated Statement of Cash Flows

                                                                              THREE MONTHS ENDED
                                                                                 FEBRUARY 28,
                                                                                 (Unaudited)
                                                                       --------------------------------
                                                                         1999                   1998
                                                                       ---------              ---------
Cash flows from operating activities
     Net income                                                        $ 104,539              $  79,186
     Adjustments to reconcile net income to
      net cash from operating activities:
            Depreciation and amortization                                 25,588                 15,659
            Amortization of discount on note payable                        --                     --
            Deferred revenue, net                                        (63,851)               508,899
            Change in operating assets and liabilities-
                 Accounts receivable                                     (68,704)               (34,185)
                 Inventories                                              (5,454)                 4,530
                 Prepaids and deferred franchise costs                   (26,725)              (186,430)
                 Notes receivable                                         52,584                 30,518
                 Deposits and other                                      (15,610)                (4,038)
                 Trade accounts payable                                   46,769               (180,446)
                 Accrued expenses                                       (128,967)               (43,342)
                 Due to Ad Fund                                          (11,946)                   802
                                                                       ---------              ---------
                   Net cash (used in) provided
                     by operating activities                             (79,029)               178,405
                                                                       ---------              ---------

Cash flows from investing activities
     Capital expenditures                                                (50,774)               (34,091)
     Capitalized software costs                                          (65,709)               (47,897)
                                                                       ---------              ---------
                       Net cash used by investing activities            (116,483)               (81,988)
                                                                       ---------              ---------

Cash flows from financing activities
     Payment of short-term debt                                             --                 (100,000)
                                                                       ---------              ---------
                       Net cash used by financing activities                --                 (100,000)
                                                                       ---------              ---------

Net decrease in cash and cash equivalents                               (195,512)
                                                                                                 (3,583)

Cash and cash equivalents, beginning of year                             234,844                111,185
                                                                       ---------              ---------

Cash and cash equivalents, end of period                               $  39,332              $ 107,602
                                                                       =========              =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                            $    --                $    --
                                                                       =========              =========

                 See notes to consolidated financial statements.

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1998 through April 14, 1999, the Company awarded 15 individual franchises and 1 new area franchise and as of April 14, 1999, the Company had 372 domestic and international individual franchise agreements in existence and 33 area franchises in existence.

          The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail
          Crating and Freight Service, Inc. (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION
          ----------------------

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

          The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The  Company  used  cash  of  $195,512   ($79,029  used  by  operating
          activities and $116,483 used by investing activities) during the three months ended February 28, 1999.

          Deferred revenue decreased $63,851 to $640,284 at February 28, 1999. The decrease was primarily a result of recognizing the revenue on 2 area franchises and 3 individual franchises that were deferred as of November 30, 1998 offset by deferring the recognition of revenue or deposits on ten new individual franchises awarded during the three months ending February 28, 1999. The Company anticipates that all of the deferred individual franchise fees and related commissions will be recognized in fiscal 1999.

          The decrease in accrued expenses is primarily due to the payment of bonuses which were accrued at November 30, 1998 during the quarter ended February 28, 1999.

          RESULTS OF OPERATIONS
          ---------------------

          Three months ended February 28, 1999, compared to three months ended February 28, 1998
          ----------------------------------------------------------------------

          Total revenues increased $154,062 (16.1%) from $954,327 for the three months ended February 28, 1998, to $1,108,389 for the three months ended February 28, 1999. The increase is primarily attributable to increases in royalties from franchisees (up 7.2% from $691,834 to $741,900), area franchise fees (up $117,000 from $14,000 to $131,000), and sales of equipment, supplies and services (up 13.3% from $132,844 to $150,514).

          The $50,066 increase in royalties for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998 is due to increases in the average store volumes and number of stores open.

          The $117,000 increase in area franchise fees is primarily due to two domestic area franchises awarded during the three months ended February 28, 1999.

          The $17,670 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended February 28, 1999 as compared to the same prior year period.

          Total expenses increased $128,709 (14.7%) from $875,141 for the three months ended February 28, 1998 to $1,003,850 for the three months ended February 28, 1999. The increase is primarily attributable to increases in selling, general and administrative (up 8.9% from $449,247 to $489,196), royalties paid to area franchises (up 21.7% from $229,454 to $279,225) and cost of sales of equipment, supplies and services (up 19.7% from $113,179 to $135,463).

          The $39,949 increase in selling, general and administrative for the three months ended February 28, 1999 as compared to the same prior year period relates primarily to increases in personnel expenses.

          The $49,771 increase in royalties paid to area franchisees over the same periods relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

          The $22,284 increase in cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended February 28, 1999 compared to the same prior year period.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PAK MAIL CENTERS OF AMERICA, INC.
                                              (Registrant)
Date: April 19, 1999


                                  By: /s/  John E. Kelly
                                      ------------------------------------------
                                      John E. Kelly
                                      President


                                  By: /s/  Raymond S. Goshorn
                                      ------------------------------------------
                                      Raymond S. Goshorn
                                      Secretary and Treasurer