Form 10KSB/A
period 1998-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 1999-05-25
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: November 30, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                      89-0934575
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3033 South Parker Road, Suite 1200, Aurora, Colorado         80014
----------------------------------------------------         -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $4,615,467.

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

Transitional small business disclosure format: YES      NO  X

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (e) Compliance With Section 16(a) of the Exchange Act.
     ------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding common stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Form 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended November 30, 1998, there were no directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5, other than Donald
P. Kelly, who failed to file a Form 3 and a Form 4 for two transactions, J. S. Corcoran, who failed to file a Form 4 for one transaction, F. Edward Gustafson, who failed to file a Form 4 for three transactions, and Pak Mail Investment Partners, L.P., which failed to file a Form 4 for one transaction.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.
     ----------------------------------------------------------------------

     The following table sets forth as of February 26, 1999, the number of shares of the Company's $0.001 par value common stock, its only class of outstanding voting securities, beneficially owned by each of the Company's current directors and executive officers, by all of the Company's current directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

 Name and Address                 Amount and Nature of
of Beneficial Holder             Beneficial Ownership(1)        Percent of Class
--------------------             -----------------------        ----------------

J. S. Corcoran                        2,405,264(2)                    66.9%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John W. Grant                               800(3)                     (6)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                   2,724,164(2)(4)                 70.3%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                            12,000                        (6)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

William F. White                          2,000                        (6)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

P. Evan Lasky                                -0-                       (6)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

All directors and executive           2,741,076(2)(4)                 70.8%
officers as a group (9 persons)

D.P. Kelly and Associates, L.P.         303,400(4)                     9.3%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Donald P. Kelly                       2,769,070(2)(4)                 71.5%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.  2,404,264(4)                    66.9%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Janie M. D'Addio                        188,833(5)                     6.3%
c/o Security Manufacturing Corporation
815 South Main Street
Grapevine, Texas 76051

     (1) The beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

     (2) Includes 1,800,000 shares of common stock owned by Pak Mail Investment Partners, L.P. ("PMIP") and 604,264 shares of common stock underlying presently exercisable warrants owned by PMIP. Messrs. Corcoran, Gustafson and Donald Kelly are officers, directors and shareholders of Norcross Corporation, 701 Harger Road, Suite 190, Oak Brook, Illinois 60523, which exercises control over PMIP, and may be deemed to have the ability to vote or dispose of securities owned by PMIP. Therefore, they may be deemed to be the beneficial owners of such shares of common stock for the purposes of this table. However, for purposes of Rule 16a-1 adopted under the Securities Exchange Act of 1934, as amended, Messrs. Corcoran, Gustafson and Donald Kelly disclaim beneficial ownership of the shares of common stock owned by PMIP, except to the extent of each of their respective pecuniary interests in PMIP.

     (3) Shares owned jointly by Mr. Grant and his wife.

     (4) Includes 23,400 shares of common stock owned by D.P. Kelly and Associates, L.P. ("D.P. Kelly") and 280,000 shares of common stock underlying presently exercisable warrants owned by D. P. Kelly. Messrs. Gustafson and Donald Kelly are principals and executive officers of D.P. Kelly and may be deemed to have the ability to vote or dispose of securities owned by D.P. Kelly. Therefore, they may be deemed to be the beneficial owners of such shares of common stock for the purposes of this table. However, for purposes of Rule 16a-1 adopted under the Securities Exchange Act of 1934, as amended, Messrs. Gustafson and Donald Kelly disclaim beneficial ownership of the shares of common stock owned by D.P. Kelly, except to the extent of each of their respective pecuniary interest in D.P. Kelly.

     (5) Information with respect to Ms. D'Addio's common stock is given to the best of the Company's knowledge based upon the records of the Company's transfer agent.

     (6) Less than 1%.



                  [Remainder of page intentionally left blank]

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

                                          PAK MAIL CENTERS OF AMERICA, INC.,
                                          a Colorado corporation

                                          By: /s/ John E. Kelly
                                             -----------------------------------
                                             John E. Kelly, President and
                                             Chief Executive Officer


                                          By: /s/ Raymond S. Goshorn
                                             -----------------------------------
                                             Raymond S. Goshorn, Chief Financial
                                             Officer, Treasurer and Secretary

     Dated: May 25, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                      Signature                         Date
--------------                      ---------                         ----

J.S. Corcoran                /s/ J.S. Corcoran                    May 25, 1999
Director                     -------------------------------



John W. Grant                /s/ John W. Grant                    May 25, 1999
Director                     -------------------------------



F. Edward Gustafson          /s/ F. Edward Gustafson              May 25, 1999
Director                     -------------------------------



John E. Kelly                /s/ John E. Kelly                    May 25, 1999
Director                     -------------------------------



William F. White             /s/ William F. White                 May 25, 1999
Director                     -------------------------------