Form 10QSB
period 1999-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 1999-07-20
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                      84-0934575
            --------                                      ----------
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


7173 S. Havana Street, Suite 600,  Englewood, Colorado       80112
---------------------------------  -------------------       -----
     (Address of principal executive offices)              (zip code)


Issuer's telephone number: 303-957-1000


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

As of July 15, 1999, there were outstanding 3,873,747 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [ ] No [X]



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                   Consolidated Balance Sheets

                                                                             MAY         NOVEMBER
                                                                           31, 1999      30, 1998
                                                                         (Unaudited)
                                                                         -----------    -----------
                                    Assets
Current assets
   Cash and cash equivalents                                             $    23,906    $   230,964
   Restricted cash                                                              --            3,880
   Accounts receivable, net of allowance
         of $64,526 (1999) and  $69,681 (1998)                               392,222        365,277
   Inventories                                                                56,465         56,237
   Prepaid expenses and other current assets                                  49,657         37,500
   Deferred income tax benefit - current                                     275,000        275,000
                                                                         -----------    -----------
      Total current assets                                                   797,250        968,858
                                                                         -----------    -----------

Property and equipment, at cost, net of accumulated depreciation             139,682        110,169
                                                                         -----------    -----------
Other assets:
   Notes receivable, net:                                                    600,314        666,408
   Deposits and other                                                        128,992         95,253
   Deferred franchise costs, net of accumulated amortization of
        $63,886 (1999) and $54,711 (1998)                                    228,570        197,732
   Capitalized software costs, net                                           524,483        351,207
                                                                         -----------    -----------
      Total other assets                                                   1,482,359      1,310,600
                                                                         -----------    -----------

                                                                         $ 2,419,291    $ 2,389,627
                                                                         ===========    ===========
                     Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                $   401,667    $   189,754
   Preferred dividends payable                                                66,500        133,000
   Accrued commissions                                                        16,715         31,085
   Other accrued expenses                                                       --          153,330
   Due to advertising fund                                                      --            3,880
                                                                         -----------    -----------
      Total current liabilities                                              484,882        511,049
                                                                         -----------    -----------

Deferred revenue                                                             629,224        704,135
Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value; 6%
      cumulative; 2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,283,168)                                  2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,747 shares issued and outstanding as of 05/31/99 and
      2,989,483 shares issued and outstanding as of 11/30/98                   3,873          2,990
   Additional paid-in capital                                              5,113,995      5,026,453
   Accumulated deficit                                                    (6,029,351)    (6,071,668)
                                                                         -----------    -----------
      Total stockholders' equity                                           1,305,185      1,174,443
                                                                         -----------    -----------

                                                                         $ 2,419,291    $ 2,389,627
                                                                         ===========    ===========


                 See notes to consolidated financial statements.



                               PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Statement of Operations



                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   MAY 31,                     MAY 31,
                                                                (Unaudited)                  (Unaudited)
                                                        --------------------------   -------------------------
                                                            1999           1998          1999          1998
                                                            ----           ----          ----          ----
Revenue
    Royalties from franchisees                          $   570,093    $   499,930   $ 1,311,993   $ 1,191,764
    Sales of equipment, supplies, and services              196,568        136,814       347,082       269,658
    Individual franchise fees                               193,600        139,700       264,450       226,910
    Area franchise fees, net                                 49,930        518,773       180,930       532,773
    Interest Income                                           3,002          5,511         3,002        11,923
    Other                                                    29,879         23,719        44,004        45,746
                                                        -----------    -----------   -----------   -----------
                                                          1,043,072      1,324,447     2,151,461     2,278,774

Costs and expenses
    Selling, general, and administrative                    459,574        502,816       948,770       952,063
    Cost of sales of equipment, supplies and services       166,256        121,828       301,719       235,007
    Commissions on franchise sales                           89,720        230,140       128,670       262,890
    Royalties paid to area franchises                       267,548        219,250       546,773       448,704
    Advertising                                              32,596         46,445        72,612        81,297
    Loss on investment in assets held for resale               --             --            --            --
    Depreciation and amortization                            23,100         18,176        44,100        33,835
    Interest                                                   --             --            --            --
                                                        -----------    -----------   -----------   -----------
                                                          1,038,794      1,138,655     2,042,644     2,013,796
                                                        -----------    -----------   -----------   -----------

Net income                                                    4,278        185,792       108,817       264,978

Preferred stock dividend                                     33,250           --          66,500          --
                                                        -----------    -----------   -----------   -----------

Net income attributable to common shares                $   (28,972)   $   185,792   $    42,317   $   264,978
                                                        ===========    ===========   ===========   ===========

Basic income (loss) per common share                    $     (0.01)   $      0.06   $      0.01   $      0.09
                                                        ===========    ===========   ===========   ===========


Weighted average number of common shares outstanding      3,523,928      2,989,483     3,258,182     2,989,483
                                                        ===========    ===========   ===========   ===========


                               See notes to consolidated financial statements.

                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                               Consolidated Statement of Cash Flows


                                                                               SIX MONTHS ENDED
                                                                                    MAY 31,
                                                                                  (Unaudited)
                                                                             ----------------------
                                                                                1999         1998
                                                                                ----         ----
Cash flows from operating activities
     Net income                                                              $  42,317    $ 264,978
     Adjustments to reconcile net income to net cash
        from operating activities:
            Depreciation and amortization                                       53,275       33,835
            Deferred revenue, net                                              (74,911)      48,976
            Change in operating assets and liabilities-
                 Accounts receivable                                           (26,945)     (56,905)
                 Inventories                                                      (228)       2,534
                 Prepaids and deferred franchise costs                         (52,170)     (38,417)
                 Notes receivable                                               66,094       67,996
                 Deposits and other                                            (33,739)      24,724
                 Trade accounts payable                                        211,913      (57,150)
                 Accrued expenses                                             (167,700)     (50,814)
                 Due to Ad Fund                                                 (3,880)     (15,409)
                                                                             ---------    ---------
                       Net cash provided by operating activities                14,026      224,348

Cash flows from investing activities
     Capital expenditures                                                      (73,613)     (67,138)
     Capitalized software costs                                               (173,276)    (139,392)
                                                                             ---------    ---------
                       Net cash used by investing activities                  (246,889)    (206,530)

Cash flows from financing activities
     Payment of short-term debt                                                   --       (100,000)
     Payment of declared dividends                                            (133,000)
     Preferred stock dividends payable                                          66,500
     Issuance of Common Stock                                                   88,425
                                                                             ---------    ---------

                       Net cash provided by (used in) financing activities      21,925     (100,000)


Net decrease in cash and cash equivalents                                     (210,938)     (82,182)

Cash and cash equivalents, beginning of year                                   234,844      111,185
                                                                             ---------    ---------

Cash and cash equivalents, end of period                                     $  23,906    $  29,003
                                                                             =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                  $    --      $    --
                                                                             ---------    ---------


                          See notes to consolidated financial statements

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1 ORGANIZATION AND BUSINESS
--------------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1998 through July 15, 1999, the Company awarded 23 individual franchises and 4 new area franchises and as of July 15, 1999, the Company had 379 domestic and international individual franchise agreements in existence and 36 area franchises in existence.

     The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2 BASIS OF PRESENTATION
----------------------------

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

     The results of operations for the six months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company used cash of $210,938 ($14,026 provided by operating activities offset by $246,889 used by investing activities and $21,925 provided by financing activities) during the six months ended May 31, 1999. Of the $246,889 used by investing activities, $173,276 was used as software costs in developing the Company's new software. The software being developed is a point of sale, packaging and shipping program to be utilized by every store in the system . The funds to pay for the software came from operating activities and the $88,425 generated from the exercise of warrants for common stock.

     Deferred revenue decreased $74,911 to $629,224 and deferred franchise costs increased $30,838 during the six months ended May 31, 1999. The decrease in deferred revenue was primarily a result of recognizing the revenue on 2 area franchises and 7 individual franchises that were deferred as of November 30, 1998 offset by deferring the recognition of revenue or deposits on 17 new individual franchises awarded during the six months ending May 31, 1999. The increase in deferred franchise costs is primarily the result of capitalizing the commissions paid on the individual franchises awarded but not yet recognized. The Company anticipates that all of the deferred individual franchise fees and related commissions will be recognized in fiscal 1999.

     The decrease in other accrued expenses is primarily due to the payment of bonuses, $121,000 was accrued at November 30, 1998 and paid during the six months ended May 31, 1999.

     RESULTS OF OPERATIONS
     ---------------------

     Three  months  ended May 31,  1999,  compared to three months ended May 31,
     1998
     ---------------------------------------------------------------------------

     Total revenues decreased $281,375 (21.2%) from $1,324,447 for the three months ended May 31, 1998, to $1,043,072 for the three months ended May 31, 1999. The decrease is primarily attributable to a decrease in area franchise fees (down 90.4% from $518,773 to $49,930) offset by increases in royalties from franchisees (up 14.0% from $499,930 to $570,093), individual franchise fees (up 38.6% from $139,700 to $193,600) and sales of equipment, supplies and services (up 43.7% from $136,814 to $196,568).

     The $468,843 decrease in area franchise fees is primarily due to the selling of an area franchise for the country of Japan during the quarter ended May 31, 1998. No area franchises were sold during the quarter ended May 31, 1999, however there was some amortization of existing area franchise fees that were deferred as of November 30, 1998.

     The $70,163 increase in royalties for the three months ended May 31, 1999 as compared to the three months ended May 31, 1998 is due to increases in the average store volumes.

     The $53,900 increase in individual franchise fees represents the recognition of revenue from two additional franchises during the three months ended May 31, 1999 as compared to the same prior year period. The Company recognized revenue on 8 and 6 individual franchises during the three months ended May 31, 1999 and May 31, 1998, respectively.

     The $59,754 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended May 31, 1999 as compared to the same prior year period.

     Total expenses decreased $99,861 (8.8%) from $1,138,655 for the three months ended May 31, 1998 to $1,038,794 for the three months ended May 31, 1999. The decrease is primarily attributable to decreases in selling, general and administrative (down 8.6% from $502,816 to $459,574) and commissions on franchise sales (down 61.0% from $230,140 to $89,720) offset by increases in royalties paid to area franchises (up 22.0% from $219,250 to $267,548) and cost of sales of equipment, supplies and services (up 36.5% from $121,828 to $166,256).

     The $43,242 decrease in selling, general and administrative for the three months ended May 31, 1999 as compared to the same prior year period relates primarily to decreases in seminar, travel and entertainment and miscellaneous expenses.

     The $48,298 increase in royalties paid to area franchisees over the same periods relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

     The $44,428 increase in cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended May 31, 1999 compared to the same prior year period.

     The $140,420 decrease in commissions on franchise sales relates primarily to the commission that was paid on the Japan area franchise sale during the three months ended May 31, 1998. There were no area franchise commissions paid during the three months ended May 31, 1999.


     Six months ended May 31, 1999, compared to six months ended May 31, 1998
     ------------------------------------------------------------------------

     Total revenues decreased $127,313 (5.6%) from $2,278,774 for the six months ended May 31, 1998, to $2,151,461 for the six months ended May 31, 1999. The decrease is primarily attributable to a decrease in area franchise fees (down 66.0% from $532,773 to $180,930) offset by increases in royalties from franchisees (up 10.1% from $1,191,764 to $1,311,993), individual franchise fees (up 16.5% from $226,910 to $264,450) and sales of equipment, supplies and services (up 28.7% from $269,658 to $347,082).

     The $351,843 decrease in area franchise fees is primarily due to the selling of an area franchise for the country of Japan during the six months ended May 31, 1998. Two domestic area franchises were sold during the six months ended May 31, 1999 in addition to some amortization of existing area franchise fees that were deferred as of November 30, 1998.

     The $120,229 increase in royalties for the six months ended May 31, 1999 as compared to the six months ended May 31, 1998 is due to increases in the average store volumes.

     The $37,540 increase in individual franchise fees represents the recognition of revenue from one additional franchise during the six months ended May 31, 1999 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 12 and 11 individual franchises during the three months ended May 31, 1999 and May 31, 1998, respectively.

     The $77,424 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the six months ended May 31, 1999 as compared to the same prior year period.

     Total expenses increased $28,848 (1.4%) from $2,013,796 for the six months ended May 31, 1998 to $2,042,644 for the six months ended May 31, 1999. The increase is primarily attributable to increases in royalties paid to area franchises (up 21.9% from $448,704 to $546,773) and cost of sales of equipment, supplies and services (up 28.4% from $235,007 to $301,719) offset by a decrease in commissions on franchise sales (down 51.1% from $262,890 to $128,670).

     The $98,069 increase in royalties paid to area franchisees over the same periods relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

     The $134,220 decrease in commissions on franchise sales relates primarily to the commission that was paid on the Japan area franchise sale during the six months ended May 31, 1998.

     The $66,712 increase in cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the six months ended May 31, 1999 as compared to the same prior year period.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On April 6, 1999, the Company issued 884,264 shares of its $0.001 par value common stock to the holders of outstanding warrants, which were exercised at an exercise price of $.10 per share. The warrants exercised represent all of the outstanding warrants issued in connection with the issuance of the Series C Preferred Stock of the Company in November 1997. The Company received $88,426.40 upon exercise of the warrants. The offer and sale of the warrants, and their exercise, were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D adopted thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of shareholders was held on June 24, 1999, at which the following items were voted on.

(1) The election of directors. The tally for the election of directors was as follows:

     DIRECTOR                               FOR                  WITHHELD

     J.S. Corcoran                          3,176,488              8,108
     John W. Grant                          3,172,241             12,355
     F. Edward Gustafson                    3,177,002              7,594
     John E. Kelly                          3,176,632              7,964
     William F. White                       3,171,321             13,275

(2) The motion to approve the 1999 Incentive and Nonstatutory Employee Stock Option Plan.

     IN FAVOR                               AGAINST               ABSTAINED

     2,886,626                              22,208                 10,017

Item 5. Other information.

     Registrant moved the location of its principal executive offices on July 15, 1999. Registrant's new address and phone number are listed on the cover of this Form 10Q-SB.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  None

     (b) No reports on Form 8-K were filed during the quarter ended May 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PAK MAIL CENTERS OF AMERICA, INC.
                                                   (Registrant)
Date: July 20, 1999


                                         By: /s/ John E. Kelly
                                            ---------------------
                                            John E. Kelly
                                            President


                                         By: /s/ Raymond S. Goshorn
                                            --------------------------
                                            Raymond S. Goshorn
                                            Secretary and Treasurer