Form 10QSB
period 1999-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 1999-10-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                      84-0934575
            --------                                      ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

7173 S. Havana Street, Suite 600, Englewood, Colorado        80112
-----------------------------------------------------        -----
(Address of principal executive offices)                   (zip code)


Issuer's telephone number: 303-957-1000


Former name, former address and former fiscal year, if changed since last report: N/A



As of October 15, 1999, there were outstanding 3,873,747 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                     Consolidated Balance Sheets

                                                                            AUGUST         NOVEMBER
                                                                           31, 1999        30, 1998
                                                                          (Unaudited)
                                                                          -----------    -----------
                                     Assets

Current assets
   Cash and cash equivalents                                              $   166,437    $   230,964
   Restricted cash                                                               --            3,880
   Accounts receivable, net of allowance
         of $62,557 (1999) and  $69,681 (1998)                                470,008        365,277
   Inventories                                                                154,889         56,237
   Prepaid expenses and other current assets                                   43,785         37,500
   Deferred income tax benefit - current                                      275,000        275,000
                                                                          -----------    -----------
      Total current assets                                                  1,110,119        968,858
                                                                          -----------    -----------

Property and equipment, at cost, net of accumulated depreciation              176,007        110,169
                                                                          -----------    -----------
Other assets:
   Notes receivable, net:                                                     573,402        666,408
   Deposits and other                                                         157,350         95,253
   Deferred franchise costs, net of accumulated amortization of
        $68,474 (1999) and $54,711 (1998)                                     125,782        197,732
   Capitalized software costs, net                                            611,483        351,207
                                                                          -----------    -----------
      Total other assets                                                    1,468,017      1,310,600
                                                                          -----------    -----------

                                                                          $ 2,754,143    $ 2,389,627
                                                                          ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
   Trade accounts payable                                                 $   419,733    $   189,754
   Notes payable - related party                                              100,000           --
   Line of credit                                                             120,000           --
   Preferred dividends payable                                                 99,750        133,000
   Accrued commissions                                                         16,715         31,085
   Other accrued expenses                                                      78,341        153,330
   Due to advertising fund                                                       --            3,880
                                                                          -----------    -----------
      Total current liabilities                                               834,539        511,049
                                                                          -----------    -----------

Deferred rent                                                                  15,952           --
Deferred revenue                                                              415,174        704,135

Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value; 6% cumulative
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216,668)                                   2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,747 shares issued and outstanding as of 08/31/99 and
      2,989,483 shares issued and outstanding as of 11/30/98                    3,873          2,990
   Additional paid-in capital                                               5,113,995      5,026,453
   Accumulated deficit                                                     (5,846,058)    (6,071,668)
                                                                          -----------    -----------
      Total stockholders' equity                                            1,488,478      1,174,443
                                                                          -----------    -----------

                                                                          $ 2,754,143    $ 2,389,627
                                                                          ===========    ===========

                           See notes to consolidated financial statements.



                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                   Consolidated Statement of Operations


                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                AUGUST 31,                AUGUST 31,
                                                               (Unaudited)               (Unaudited)
                                                        -----------------------   -----------------------
                                                            1999         1998         1999         1998
                                                            ----         ----         ----         ----
Revenue
    Royalties from franchisees                          $  589,445   $  520,671   $1,901,438   $1,712,435
    Sales of equipment, supplies, and services             208,277      168,479      555,359      438,137
    Individual franchise fees                              463,320      270,640      727,770      497,550
    Area franchise fees, net                               114,000       49,930      294,930      582,703
    Interest Income                                           --          4,722        3,002       16,645
    Other                                                   49,537       29,370       93,541       75,116
                                                        ----------   ----------   ----------   ----------
                                                         1,424,579    1,043,812    3,576,040    3,322,586
                                                        ----------   ----------   ----------   ----------

Costs and expenses
    Selling, general, and administrative                   506,951      463,538    1,455,721    1,415,601
    Cost of sales of equipment, supplies and services      180,367      154,935      482,086      389,942
    Commissions on franchise sales                         248,118      136,582      376,788      399,472
    Royalties paid to area franchises                      208,097      197,209      754,870      645,913
    Advertising                                             39,348       44,259      111,960      125,556
    Depreciation and amortization                           24,698       19,040       68,798       52,875
    Interest                                                   457          876          457          876
                                                        ----------   ----------   ----------   ----------
                                                         1,208,036    1,016,439    3,250,680    3,030,235
                                                        ----------   ----------   ----------   ----------

Net income                                                 216,543 *     27,373 *    325,360 *    292,351

Preferred stock dividend                                    33,250         --         99,750         --
                                                        ----------   ----------   ----------   ----------

Net income attributable to common shares                $  183,293   $   27,373   $  225,610   $  292,351
                                                        ==========   ==========   ==========   ==========

Basic and diluted income per common share               $     0.05   $     0.01   $     0.07   $     0.10
                                                        ==========   ==========   ==========   ==========


Weighted average number of common shares outstanding     3,873,747    2,989,483    3,451,435    2,989,483
                                                        ==========   ==========   ==========   ==========


* No provision for income tax expense is included as the Company has approximately $6,000,000 in net operating loss carryforwards to offset future taxable income.

                              See notes to consolidated financial statements.



                    PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                          Consolidated Statement of Cash Flows

                                                                      NINE MONTHS ENDED
                                                                          AUGUST 31,
                                                                         (Unaudited)
                                                                   ----------------------
                                                                      1999         1998
                                                                      ----         ----
Cash flows from operating activities
     Net income                                                    $ 225,610    $ 292,351
     Adjustments to reconcile net income to net cash
        from operating activities:
            Depreciation and amortization                             82,561       52,875
            Deferred revenue, net                                   (288,961)     105,046
            Deferred rent                                             15,952         --
            Change in operating assets and liabilities-
                 Accounts receivable                                (104,731)     (96,853)
                 Inventories                                         (98,652)      (3,612)
                 Prepaids and deferred franchise costs                51,902      (49,982)
                 Notes receivable                                     93,006       48,359
                 Deposits and other                                  (62,097)      20,452
                 Trade accounts payable                              229,979        7,361
                 Accrued expenses                                    (89,359)      (1,000)
                 Due to Ad Fund                                       (3,880)     (12,460)
                                                                   ---------    ---------
                       Net cash provided by operating activities      51,330      362,537
                                                                   ---------    ---------

Cash flows from investing activities
     Capital expenditures                                           (134,636)     (78,874)
     Capitalized software costs                                     (260,276)    (189,420)
                                                                   ---------    ---------
                       Net cash used in investing activities        (394,912)    (268,294)
                                                                   ---------    ---------

Cash flows from financing activities
     Payment of short-term debt                                         --       (100,000)
     Issuance of short-term debt                                     220,000
     Payment of declared dividends                                  (133,000)
     Preferred stock dividends payable                                99,750
     Issuance of Common Stock                                         88,425
                                                                   ---------    ---------
                       Net cash provided by (used in)
                         financing activities                        275,175     (100,000)
                                                                   ---------    ---------

Net decrease in cash and cash equivalents                            (68,407)      (5,757)

Cash and cash equivalents, beginning of year                         234,844      111,185
                                                                   ---------    ---------

Cash and cash equivalents, end of period                           $ 166,437    $ 105,428
                                                                   =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                        $     457    $     876
                                                                   =========    =========


                     See notes to consolidated financial statements.


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 1 ORGANIZATION AND BUSINESS
--------------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1998 through October 15, 1999, the Company awarded 32 individual franchises and 4 new area franchises and as of October 15, 1999, the Company had 379 domestic and international individual franchise agreements in existence and 36 area franchises in existence.

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

     The results of operations for the nine months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company used cash of $68,407 ($51,330 provided by operating activities, $394,912 used by investing activities and $275,175 provided by financing activities) during the nine months ended August 31, 1999. During the nine months ended August 31, 1999, the Company generated $88, 425 from the exercise of warrants for common stock, borrowed $120,000 against it's line of credit and D. P. Kelly & Associates LP, an affiliate of the Company's majority shareholder, made advances in an aggregate amount of $100,000. Of the $394,912 used by investing activities, $260,276 was used as software costs in developing the Company's new software. The software being developed is a point of sale, packaging and shipping program to be utilized by every store in the system. The Company also moved during the year and incurred capital expenditures and leasehold improvement costs. In addition, the Company purchased 42 notebook computer systems used at the regional training seminars held during August and September of this year. These notebook computers are responsible for the increase in inventory. They are available for immediate resale and will be sold during the last quarter of fiscal 1999.

     Deferred revenue decreased $288,961 to $415,174 and deferred franchise costs decreased $71,950 during the nine months ended August 31, 1999. The decrease in deferred revenue was primarily a result of recognizing the revenue on 2 area franchises and 10 individual franchises that were deferred as of November 30, 1998. The decrease in deferred franchise costs is primarily the result of recognizing the commissions paid on the individual and area franchises that were capitalized but not yet recognized as of November 30, 1998. The Company anticipates that the majority of the deferred individual franchise fees and related commissions will be recognized in fiscal 1999.

     The decrease in other accrued expenses is primarily due to the payment of bonuses, $133,000, of which was accrued at November 30, 1998, and paid during the nine months ended August 31, 1999.

     RESULTS OF OPERATIONS
     ---------------------

     Three months ended August 31, 1999,
     compared to three months ended August 31, 1998
     ----------------------------------------------

     Total revenues increased $380,767 (36.5%) from $1,043,812 for the three months ended August 31, 1998, to $1,424,579 for the three months ended August 31, 1999. The increase is primarily attributable to increases in individual franchise fees (up 71.2% from $270,640 to $463,320), area franchise fees (up 128.3% from $49,930 to $114,000), royalties from franchisees (up 13.2% from $520,671 to $589,445) and sales of equipment, supplies and services (up 23.6% from $168,479 to $208,277).

     The $192,680 increase in individual franchise fees represents the recognition of revenue from six additional franchises during the three months ended August 31, 1999 as compared to the same prior year period. The Company recognized revenue on 19 and 13 individual franchises during the three months ended August 31, 1999 and August 31, 1998, respectively.

     The $64,070 increase in area franchise fees is primarily due to the recognition of one new domestic area sale during the quarter ended August 31, 1999. No area franchises were sold during the quarter ended August 31, 1998. In addition there was amortization of existing area franchise fees during the quarters ending August 31, 1999 and August 31, 1998.

     The $68,774 increase in royalties for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998 is primarily due to increases in the average store volumes.

     The $39,798 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended August 31, 1999 as compared to the same prior year period.

     Total expenses increased $191,597 (18.9%) from $1,016,439 for the three months ended August 31, 1998 to $1,208,036 for the three months ended August 31, 1999. The increase is primarily attributable to increases in commissions on franchise sales (up 81.7% from $136,582 to $248,118), selling, general and administrative (up 9.4% from $463,538 to $506,951) and cost of sales of equipment, supplies and services (up 16.4% from $154,935 to $180,367).

     The $111,536 increase in commissions on franchise sales relates primarily to the increased number of individual and area franchise sales made during the first quarter ending August 31, 1999 compared to the same prior year period.

     The $43,413 increase in selling, general and administrative for the three months ended August 31, 1999 as compared to the same prior year period relates primarily to increases in regional training expenses, rent and miscellaneous expenses.

     The $25,432 increase in cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the three months ended August 31, 1999 compared to the same prior year period.



     Nine months ended August 31, 1999,
     compared to nine months ended August 31, 1998
     ---------------------------------------------

     Total revenues increased $253,454 (7.6%) from $3,322,586 for the nine months ended August 31, 1998, to $3,576,040 for the nine months ended August 31, 1999. The increase is primarily attributable to increases in individual franchise fees (up 46.3% from $497,550 to $727,770), royalties from franchisees (up 11.0% from $1,712,435 to $1,901,438) and sales of equipment, supplies and services (up 26.8% from $438,137 to $555,359) offset by a decrease in area franchise fees (down 49.4% from $582,703 to $294,930).

     The  $230,220   increase  in  individual   franchise  fees  represents  the
     recognition of revenue from six additional franchises during the nine months ended August 31, 1999 as compared to the same prior year period and a differing mix of per franchise revenue recognition. The Company recognized revenue on 30 and 24 individual franchises during the nine months ended August 31, 1999 and August 31, 1998, respectively.

     The $189,003 increase in royalties for the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998 is due to increases in the average store volumes.

     The $117,222 increase in sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ended August 31, 1999 as compared to the same prior year period.

     The $287,773 decrease in area franchise fees is primarily due to the selling of the rights within the country of Japan during the nine months ended August 31, 1998. Three domestic area franchises were recognized during the nine months ended August 31, 1999 in addition to some amortization of existing area franchise fees that were deferred as of November 30, 1998.

     Total expenses increased $220,445 (7.3%) from $3,030,235 for the nine months ended August 31, 1998 to $3,250,680 for the nine months ended August 31, 1999. The increase is primarily attributable to increases in royalties paid to area franchises (up 16.9% from $645,913 to $754,870) and cost of sales of equipment, supplies and services (up 23.6% from $389,942 to $482,086).

     The $108,957 increase in royalties paid to area franchisees over the same prior year period relates to the increase in percentage of stores that operate within area marketer regions and an increase in the average store volumes.

     The $92,144 increase in cost of sales of equipment, supplies and services is primarily due to the increased number of new franchisees that purchased equipment during the nine months ended August 31, 1999 as compared to the same prior year period.


     Part II OTHER INFORMATION


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

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PAK MAIL CENTERS OF AMERICA, INC.
                                                        (Registrant)
Date: October 15, 1999


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