Form 10KSB
period 1999-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2000-02-28
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended: November 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                          84-0934575
 ------------------------------                            ------------------
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                           (Identification No.)

7173 South Havana, Suite 600, Englewood, CO                       80112
-------------------------------------------                       -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: 303-957-1000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $5,085,660.

The aggregate market value of the Issuer's voting stock held as of a recent date by non-affiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 18, 2000, the Issuer had 3,873,738 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format:   YES        NO   X
                                                     -----     -----

                        PAK MAIL CENTERS OF AMERICA, INC.
                         1999 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                  Page No.
------                                                                  --------

Item 1.    Description of Business...........................................1

Item 2.    Description of Property...........................................6

Item 3.    Legal Proceedings.................................................6

Item 4.    Submission of Matters to Vote of Security Holders.................7

PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters..........7

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................8

Item 7.    Financial Statements.............................................11

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................11

Part III
--------

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.......12

Item 10.   Executive Compensation...........................................14

Item 11.   Security Ownership of Certain Beneficial Owners and Management...16

Item 12.   Certain Relationships and Related Transactions...................19

Item 13.   Exhibits and Reports on Form 8-K ................................20

           Signatures.......................................................22

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

     (b) Business of Issuer.

     (1)(2) Principal Products or Services; Distribution Methods. The Company's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of February 18, 2000, there were 410 individual franchises and 38 area agreements in existence.

Franchise Program
-----------------

     The Company offers individual franchise agreements and area marketing agreements. Individual franchisees are granted the nonexclusive right, within a specified area, to use the Pak Mail trademarks as well as Pak Mail's proprietary operating procedures, techniques, forms, equipment and advertising materials in the operation of a Pak Mail Center. Area marketers and, under a previously offered area franchise program, area developers, are granted rights to sell individual franchises for the Company in designated areas and are required to provide site selection and start up assistance and continuing support for individual franchisees within those areas. The Company locates prospective franchisees through advertising, referrals from existing franchisees and the marketing efforts of its area marketers and developers.

Franchise Agreements, Fees and Related Matters
----------------------------------------------

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $27,950, although franchisees who acquire more than one franchise are eligible for certain discounts and may be eligible for financing of the discounted initial franchise fees for second and subsequent Centers. Individual franchisees are also charged an initial fee ranging between $580 and $900 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent of the first $200,000 of the franchisee's royalty based revenues, plus four and one-half percent for the next $50,000 of royalty based revenues, plus four percent for the next $50,000 of royalty based revenues, plus three and one-half percent for the next $50,000 of royalty based revenues, plus three percent for all subsequent royalty based revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent of royalty based revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent of gross revenues. The advertising fees are held in a separate legal trust controlled by the Company. These fees are used in connection with the formulation and execution of national advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign their franchise rights.

     Area Marketing Agreement

     Each area marketer franchisee enters into an area marketing agreement which requires the payment of an initial fee based upon several factors including population and other demographic factors in the designated geographic region. The area marketing agreement grants the right to market franchises within a specified territory using certain of the Company's trademarks. When an area marketer successfully markets an individual franchise in its territory, the Company typically pays the area marketer 40% of the franchise fee paid by the individual franchisee. The area marketer receives 50% of the royalties paid to the Company by individual franchisees in its territory. If an individual franchise is sold in an area where there is no area marketer, the Company retains 100% of all fees and royalties paid by the franchisee. There may be variations in the terms of specific area marketing agreements based on special circumstances affecting the geographic area and the area marketer.

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

     International Area Franchises

     The Company's international area franchise agreements require the payment of an initial franchise fee based upon several factors including population and other demographic factors in the designated country or geographic region. The Company often finances a portion of the area franchise fee. The international area franchisee is responsible for individual franchise marketing, site selection assistance and lease negotiation, on-site training and continuing local support of the individual franchisees within their areas.

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 1999, there were ten international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City and Guadalajara, the Mexican states of Baja California and Sonora and the countries of Chile, Argentina, Venezuela, Honduras, Panama, Nicaragua, El Salvador, Costa Rica, Belize, Guatemala, Australia, New Zealand and Japan. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which sets forth many of the Company's standards and specifications and contains certain provisions designed to ensure uniformity in the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a nine day training class with regard to packaging, pricing and available shipping and mailing services; preparation and execution of marketing and placement of advertising; record keeping and systems operation; the Company's proprietary software; soliciting and servicing customers; selecting and training personnel; and store location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides three days of on-the-job training in an individual franchisee's Pak Mail Center.

     The Company offers to franchisees various equipment, supplies, forms and materials necessary or useful in connection with the operation of the Pak Mail Center, although, with the exception of required computer hardware and software, the franchisees are not required to purchase such items from the Company. Prior to and upon the opening of a new franchisee's Pak Mail Center, the Company or area franchisee provides additional on-site assistance to the franchisee. The Company maintains ongoing communications with its franchisees designed to inform the franchisees of new services to be provided by the Company, marketing techniques and other operational aspects of the Pak Mail system.

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

     Business Support Products and Services. Small businesses are often major users of a Pak Mail Center. Pak Mail Centers provide a small business with a variety of business services and products such as mailbox rental, telecopy transmission, copying and office supplies.

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

          (3) Status of New Product or Service. For the past three years, the Company has been developing a software program ("Program") for inclusion in the computerized point of sale system ("POS System") required to be used by Pak Mail franchisees in their Centers. Management's decision to develop the Program was based upon two main issues: software purchased from third parties did not handle specific industry needs and requirements or meet the requirements of the Company's unique markets, and the software previously used was not fully Year 2000 compliant. During fiscal 1999, the Company was granted a copyright registration on the Program. Total capitalized expenditures for development of the POS System through November 30, 1999 were $850,854. Early release of the Program started in December of 1999 and conversion of the entire franchise system was completed by February 7, 2000. Capitalization of development costs for the POS System ended on November 30, 1999. All additional expenditures are being expensed as incurred. The Company charges the franchisees an annual fee of $500 to $600 for maintaining, servicing and developing updates for the Program as needed. It is expected that the new POS System will lower operating costs of the Centers and give Pak Mail franchisees a competitive advantage.

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

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principal Register of the United States Patent and Trademark Office ("USPTO"). The service mark registration expires in December 2000, and the logo expires in 2005. The Company intends to renew its registrations before they expire. The Company has registered several other related service marks on the Principal Register of the USPTO, and has registered the service mark "Pak Mail" and the Pak Mail logo in several international countries.

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

          (10) Research and Development. In developing the Company's new POS System, the Company spent $227,005 in fiscal 1998 and $499,647 in fiscal 1999. The Company's new franchisees are required to purchase the POS System when they establish a Center and existing franchisees are required to purchase updates to their existing system to that of a POS System. Other than developing the POS System, the Company has not engaged in material research and development activities during its last two fiscal years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of November 30, 1999, the Company had 22 employees, all of whom are full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,540 square feet of office space in Englewood, Colorado under a lease expiring in May 2006 with a base rental currently at approximately $14,940 per month and rising to approximately $15,840 per month by the end of the term. The Company is the first tenant in this office space and the offices are in excellent condition.

ITEM 3. LEGAL PROCEEDINGS

     On October 6, 1999 the Company received a judgment against Jaime Mercado in United States District Court Civil Action No. 98-WM-2391 in the amount of $24,476.06. The judgment against Mercado included an injunction precluding Mercado from using the Company's trademarks, trade secrets, operations manual and software. An identical injunction had previously been entered in the same action against Mercado's company Golden Commerce, Inc. as well as judgment against such company in the amount of $21,326.96 together with costs of $309.38. Interest is accruing on both judgments at the statutory rate. All counterclaims of Mercado and his Company were dismissed with prejudice. The Company has retained collection counsel on a contingency basis in Miami, Florida and intends to otherwise vigorously police the injunctions entered in this matter.

     On February 4, 2000 the Company filed Arapahoe County District Court Case No. 00 CV 295, Division 5 against its Ramona, California franchisee, Sherry Foreman. The Complaint asserts causes of action for breach of contract and unjust enrichment and seeks to recover $12,415 in past royalties and advertising fees, $63,000 in future royalties and $11,095.33 for sums advanced on Foreman's behalf. The Complaint is currently out for service and thus no counterclaims are pending as of this date. Consequently, it is too soon to assess the likelihood of an unfavorable outcome. The Company intends to pursue this matter diligently and, if applicable, defend itself vigorously against any counterclaim.

     Other than the civil actions described above, no litigation is required to be disclosed in this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.
         -------------------

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 1999 and 1998 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.
         --------

     As of February 18, 2000, the Company had 1,134 holders of record of its $0.001 par value common stock.

     (c) Dividends.
         ----------

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company has issued and outstanding 2,216.668 shares of its Series C Preferred Stock, which have a 6% annual dividend payable on March 31 of each year. The Company must pay all dividends in arrears on the Series C Preferred Stock before any dividends may be paid or declared and set aside for payment and before any other distribution may be made on the Company's common stock. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     (d) Recent Sales of Unregistered Securities
         ---------------------------------------

     On January 26, 1998, the Company designated 2,500 shares of its $1,000 par value preferred stock as Series C Preferred Stock. In November 1997, the holder of the Company's Series A Preferred Stock and the holder of the Company's Series B Preferred Stock offered to exchange their shares of preferred stock for an equal number of shares of Series C Preferred Stock, and for a warrant to purchase shares of common stock of the Company. On February 4, 1998, the Company issued 1,216.668 shares and 1,000 shares of the Series C Preferred Stock to two shareholders in exchange for their shares of Series A Preferred Stock and Series B Preferred Stock, respectively. In connection with this transaction, the Company issued warrants to the former holders of Series A Preferred Stock and Series B Preferred Stock to purchase 604,264 and 280,000 shares of the Company's common stock, respectively, with an exercise price of $0.10 per share and an expiration date of November 30, 2007. In April 1999, the warrants were exercised and the Company issued 884,264 shares were of its common stock for $88,426.40 that it received in connection with the exercise of the warrants.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Accounting Principle Imposed by the SEC
--------------------------------------------------

     The Company changed its accounting policy to reflect a decision made by the Securities and Exchange Commission ("SEC") in December 1999 relative to the recognition of area developer/marketer franchise fee revenue. Revenue from area developer/marketer agreements is now initially deferred and recognized on a straight line basis over the life of the agreement. The Company's policy in previous fiscal years was to recognize sales to area developers/marketers on a cash received basis. As cash was received on a sales contract, the Company recognized the associated income. The area marketing agreements were typically executed for a 5 year period. Under the new method, all payments received must be capitalized and amortized over the life of the agreement regardless of cash flow and the new method is applied retroactively on all contracts in existence. This accounting method change has had an immense negative impact on the Company's net income attributable to common shares of $340,580 for fiscal 1999 and nearly eliminated all reported earnings. Fiscal 1999 area franchise fees were reduced by $237,752 and the prior year's cumulative effect net of income tax benefits was a negative $140,728. In comparing fiscal 1998 earnings to fiscal 1999 earnings, this adjustment must be taken into consideration. Due to this accounting method change, the Company will recognize $125,000 in area franchise fee revenue amortized into income during the fiscal year ending November 30, 2000 from sales made in previous fiscal years.

     This change is strictly an accounting reporting issue and has no affect on cash flow or the Company's business operations.

Liquidity and Capital Resources
-------------------------------

     The Company had cash provided from operating activities of $11,661 during fiscal 1999 compared to cash provided from operating activities of $206,712 during fiscal 1998. Other sources of cash were a line of credit with KeyBank of which $20,000 had been withdrawn by the Company as of November 30, 1999, a $100,000 loan from D.P. Kelley & Associates LP, a shareholder of the Company, and the exercise of warrants issued in 1998 generating $88,426. A significant portion of the cash generated during the fiscal years ended November 30, 1998 and November 30, 1999 was used to pay for capitalized software costs.

     At November 30, 1999, the average age of accounts receivable was approximately 58 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it. The Company believes that cash flow from operating activities will be adequate to cover capital needs for the next 12 months. The Company does not have any material commitments for capital expenditures to be incurred in the next 12 months.

Results of Operations
---------------------

     Financial statements for the year ended November 30, 1997 are included strictly for franchising purposes and no comparisons will be included in management's discussion and analysis.

     Fiscal 1999 Compared to Fiscal 1998
     -----------------------------------

     The Company's recorded net income from operations for fiscal 1999 was $368,789 compared to $430,686 in fiscal 1998. The $61,897 reduction was attributable to an increase in revenues (up 10% from $4,615,467 to $5,085,660) offset by a larger increase in costs and expenses (up 13% from $4,184,781 to $4,716,871). The 10% increase in revenues includes and reflects a $237,752 reduction in area franchise fee revenue due to the change in accounting principle. The Company's net income attributable to common shares was further impacted by the change in accounting principle, which had a negative cumulative effect of $140,728, net of a $72,500 income tax benefit.

     After giving effect to the change in accounting principle, the 10% increase in revenues for fiscal 1999 compared to fiscal 1998 was primarily attributable to a 10% increase in royalties from franchisees, a 24% increase in individual franchise fees, and a 48% increase in sales of equipment, supplies and services, offset by a 56% decrease in area franchise fees. Excluding the effect of the change in accounting principle, the Company's revenues for fiscal 1999 would have increased 15%, as the decrease in area franchise fees results from a 21% decrease in area franchise fees from the prior fiscal year and a 35% decrease due to the change in accounting principle.

     The $229,971 increase in royalties from franchisees is due to an increase in the average sales volume per store and the number of stores open and operating throughout the year.

     The $206,330 increase in individual franchise fees is represented by an increase in franchise sales recognized during the fiscal year ended November 30, 1999. The Company awarded 50 individual franchises in fiscal 1998 and 37 in fiscal 1999. In fiscal 1998, the Company recognized revenue on 36 individual franchises awarded, whereas the Company recognized revenue on 48 individual franchises in fiscal 1999. There were 14 individual franchises awarded but deferred as of November 30, 1998 and 3 individual franchises awarded but deferred as of November 30, 1999.

     The $357,242 increase in sales of equipment, supplies and services is associated with the new software package that the Company brought to market in fiscal 1999, reflecting the Company's commitment to state-of-the-art computer systems and software for all franchisees. By supplying the computer systems to the franchisees, the Company can insure that the systems in use by its franchisees are compatible with its proprietary software.

     The $382,459 decrease in area franchise fees is due primarily to a $237,752 reduction in fiscal 1999 from the change in accounting principle, and a large single sale that occurred in fiscal 1998. The Company realized area franchise fees of $500,000 during fiscal 1998 on the sale relating to the country of Japan.

     The $532,090 increase in costs and expenses is primarily attributable to a 35% increase in the cost of sales of equipment for fiscal 1999 compared to fiscal 1998. The cost of these items has gone up proportionately with the increase in sales.

     The $146,662 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during the fiscal year ended November 30, 1999 compared to the same prior year period.

     The only other significant cost increase was in rent. During fiscal 1999, the Company moved the corporate offices to a new facility, which has a sufficient power supply to support the Company's increased use of computers. The assumption was made that the previously rented office facilities would be sub-let. However, no tenant has been found to date and the existing lease will expire in April of 2000.

     Prior to December 31, 2000, the Company had taken steps to identify, correct, reprogram and test its computer and banking systems with respect to the Year 2000 issues associated with the programming code rollover of the two-digit year value to 00 on January 1, 2000. The Company's expenditures to alleviate any Year 2000 issues were not material during the fiscal year ended November 30, 1999. As of February 18, 2000, the Company, to the best of its knowledge, has not experienced any significant Year 2000 problems with its computer or banking systems and is not aware of any Year 2000 problems for its franchisees or suppliers.

     The foregoing discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page. Three years of Financial Statements are presented in this filing. The two most recent years are compared to each other, fiscal 1999 and fiscal 1998. Fiscal 1997 is presented for informational purposes only.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, and any interim period, the principal independent accountant of the Company did not resign (or decline to stand for re-election) and was not dismissed.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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


Name, Age and                             Director or              Principal Occupation
Position in the Company                   Officer Since            During the Last Five Years
-----------------------                   -------------            --------------------------

John E. Kelly, 59                         September, 1989          Executive officer of the Company
(President, Chief Executive                                        since September, 1989.
Officer and Director)

P. Evan Lasky, 58                         March, 1988              Executive officer of the Company
(Executive Vice President                                          since March, 1988.
and Chief Operating Officer)

James Q. Race, 50                         December, 1999           Executive officer of the Company since
(Controller, Treasurer, Secretary)                                 December, 1999; consultant for George S. May
                                                                   International Company, a business consulting
                                                                   company, from May, 1999 to
                                                                   December, 1999; Controller of R & S Steel
                                                                   Co. from 1996 to May, 1999; and Controller of
                                                                   Nelowet Business Machines, a copier sales
                                                                   and service company, from 1992 to 1996.

Tonya D. Sarina, 38                       December, 1996           Executive officer of the Company since
(Vice President of                                                 December 1996; marketing manager of the
Sales and Marketing)                                               Company from March, 1991 through November, 1996.





Name, Age and                             Director or              Principal Occupation
Position in the Company                   Officer Since            During the Last Five Years
-----------------------                   -------------            --------------------------

Alex Zai, 40                              May, 1996                Executive officer of the Company since May,
(Vice President of                                                 1996; director of store operations of the
Store Operations)                                                  Company since April, 1994.

J. S. Corcoran, 56                        September, 1989          Self-employed as a business consultant since
(Director)                                                         October, 1996; executive officer of D.P.
                                                                   Kelly & Associates L.P., a firm
                                                                   offering management services, from
                                                                   November, 1988 to January, 1997;
                                                                   executive officer of Envirodyne
                                                                   Industries, Inc., a manufacturer
                                                                   of food packaging and food service
                                                                   supplies, from June, 1989 to March, 1996.

John W. Grant, 75                         September, 1989          Retired since September, 1987.
(Director)

F. Edward Gustafson, 58                   September, 1989          Executive officer of D.P. Kelly & Associates
(Director)                                                         L.P., a firm offering management services,
                                                                   since November, 1988; executive officer of
                                                                   Envirodyne Industries, Inc., a manufacturer
                                                                   of food packaging and food service supplies,
                                                                   since June, 1989; director of Envirodyne Industries,
                                                                   Inc. since December, 1993; executive officer of
                                                                   Viskase Corporation, a wholly-owned subsidiary of
                                                                   Envirodyne Industries, Inc., from February, 1990 to
                                                                   August, 1993.

William F. White, 68                      September, 1989          Executive officer of Whitnell & Co., an
(Director) Passed away in December                                 investment advisory firm, since January,
1999.  Position will be filled when                                1988; executive officer of Donegal, Inc., an
practicable                                                        investment management firm, since January, 1991.




     (b) Identification of Certain Significant Employees.
     ----------------------------------------------------

     Not Applicable.

     (c) Family Relationships.
     -------------------------

     Not Applicable.

     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

     Not Applicable.

     (e) Section 16(a) Beneficial Ownership Reporting Compliance.
     ------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding common stock to file reports of ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Form 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended November 30, 1999, there were no directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5, other than F. Edward Gustafson, who failed to file a Form 4 for one transaction, D. P. Kelly & Associates, which failed to file a Form 4 for two transactions and Pak Mail Investment Partners, L.P., which failed to file a Form 4 for one transaction.

ITEM 10. EXECUTIVE COMPENSATION

     Cash Compensation.
     ------------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 1999, November 30, 1998 and November 30, 1997 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).


                                           SUMMARY COMPENSATION TABLE

Name and                                                                             Other Annual
Principal Position             Fiscal Year      Salary             Bonus             Compensation
------------------             -----------      ------             -----             ------------
John E. Kelly                     1999         $146,000           $33,016 (1)         $8,520(2)
President and Chief               1998         $138,000           $47,472 (1)         $7,980(2)
Executive Officer                 1997         $131,040           $44,554 (1)         $7,980(2)

P. Evan Lasky                     1999         $102,000           $19,573 (1)            -0-
Executive Vice                    1998         $ 96,000           $28,205 (1)            -0-
President and Chief               1997         $ 91,000           $21,840 (1)            -0-
Operating Officer

----------------
     (1) Bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

     (2) The amount for fiscal 1999 consists of a $4,800 car allowance and $3,720 of country club dues 1998 and 1997 consists of a $4,800 car allowance and $3,180 of country club dues.

     Stock Option Plans.
     -------------------

     Effective January 1, 1999, the Company adopted the 1999 Incentive and Nonstatutory Stock Option Plan ("1999 Plan"). The 1999 Plan authorizes the granting of options to employees and non-employee directors of the Company to purchase an aggregate of 400,000 shares of the Company's common stock. No options may be granted after December 31, 2008 under the 1999 Plan. For the fiscal year ended November 30, 1999, employees of the Company were issued options under the 1999 Plan to purchase a total of 157,227 shares of the Company's common stock at $.75 per share expiring in December 2009. There were no options issued during the year ended November 30, 1998.

     Options/SAR Grants.
     -------------------

     The following table sets forth the individual grants of stock options made during the last completed fiscal year to each of the named executive officers:


                                          Option Grants in Last Fiscal Year

                        Number of Securities          Percent of Total
                         Underlying Options          Options Granted to
                               Granted              Employees in Fiscal        Exercise
       Name                                                 Year                 Price             Expiration Date
--------------------    ----------------------     -----------------------    ------------     ------------------------

John E. Kelly                    30,000                     19.1%                  $0.75          December 31, 2009

P. Evan Lasky                    22,000                     14.0%                  $0.75          December 31, 2009

     Long-Term Incentive Plans.
     --------------------------

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

     Employment Contracts and Termination of Employment and Change of Control Arrangements.
--------------------------------------------------------------------------------

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.
     ----------------------------------------------------------------------

     The following table sets forth as of February 18, 2000, the number of shares of the Company's $0.001 par value common stock, its only class of outstanding voting securities, beneficially owned by each of the Company's current directors and executive officers, by all of the Company's current directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

Name and Address                         Amount and Nature of         Percent
Of Beneficial Holder                    Beneficial Ownership(1)       of Class
--------------------                    -----------------------       --------

J. S. Corcoran                               2,405,264(2)               62.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John W. Grant                                      800(3)                (7)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                          2,925,578(2)(4)            75.5%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                                   30,000                   (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

William F. White Estate                          2,000                   (7)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

P. Evan Lasky                                   22,000                   (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

All directors and executive officers         2,932,878(2)(4)            75.7%
as a group (9 persons)

D.P. Kelly and Associates, L.P.                492,814                  12.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Donald P. Kelly                              2,966,184(2)(4)            76.6%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.         2,404,264                  62.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

-------------------
     (1) The beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

     (2) Includes 2,404,264 shares of common stock owned by Pak Mail Investment Partners, L.P. ("PMIP"). Messrs. Corcoran, Gustafson and Donald Kelly are officers, directors and shareholders of Norcross Corporation, 701 Harger Road, Suite 190, Oak Brook, Illinois 60523, which exercises control over PMIP, and may be deemed to have the ability to vote or dispose of securities owned by PMIP. Therefore, they may be deemed to be the beneficial owners of such shares of common stock for the purposes of this table. However, for purposes of Rule 16a-1 adopted under the Securities Exchange Act of 1934, as amended, Messrs. Corcoran, Gustafson and Donald Kelly disclaim beneficial ownership of the shares of common stock owned by PMIP, except to the extent of each of their respective pecuniary interests in PMIP.

     (3)  Shares owned jointly by Mr. Grant and his wife.

     (4) Includes 492,814 shares of common stock owned by D.P. Kelly and Associates, L.P. ("D.P. Kelly"). Messrs. Gustafson and Donald Kelly are principals and executive officers of D.P. Kelly and may be deemed to have the ability to vote or dispose of securities owned by D.P. Kelly. Therefore, they may be deemed to be the beneficial owners of such shares of common stock for the purposes of this table. However, for purposes of Rule 16a-1 adopted under the Securities Exchange Act of 1934, as amended, Messrs. Gustafson and Donald Kelly disclaim beneficial ownership of the shares of common stock owned by D.P. Kelly, except to the extent of each of their respective pecuniary interest in D.P. Kelly.

     (5) Consists of 30,000 shares underlying stock options that are exercisable at $0.75 per share, which vest as follows: 10,000 shares on January 1, 2000, 10,000 shares on January 1, 2001, and 10,000 shares on January 1, 2002.

     (6) Consists of 22,000 shares underlying stock options that are exercisable at $0.75 per share, which vest as follows: 7,333 shares on January 1, 2000, 7,333 shares on January 1, 2001, and 7,333 shares on January 1, 2002.

     (7)  Less than 1%.

     (c) Changes in Control. Not Applicable.
         --------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.
--------------------------------------------------------------------------------

     In December 1997, the Company paid in full two outstanding promissory notes with an original principal balance of $50,000 each to D.P. Kelly, an affiliate and limited partner of PMIP. The promissory notes were made on February 14, 1996. In February 1998, D.P. Kelly became the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock.

     In February 1998, effective November 30, 1997, PMIP and D.P. Kelly relinquished any rights to dividends in the respective amounts of $604,264 and $280,000 on the shares of Series A Preferred Stock and Series B Preferred Stock they owned in the Company in exchange for shares of Series C Preferred Stock with the same aggregate liquidation preferences as the Series A Preferred Stock and Series B Preferred Stock they previously owned. In addition, as a part of the exchange, PMIP and D.P. Kelly received warrants to purchase 604,264 shares of the Company's Common Stock and warrants to purchase 280,000 shares of the Company's Common Stock, respectively, that were exercisable until November 30, 2007 at an exercise price of $0.10 per share. Both PMIP and D. P. Kelly exercised all of their outstanding warrants on April 6, 1999.

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

     Due to the restrictions on paying dividends on the Series A Preferred Stock and Series B Preferred Stock as described in the preceding paragraph, the accumulated dividends on the Series A Preferred Stock and Series B Preferred Stock would continue to increase from year to year. As a result, the Board of Directors of the Company believed that the continual accumulation of unpaid dividends would possibly diminish the value of the outstanding Common Stock of the Company. Further, the Board of Directors believed that the holders of the Series A Preferred Stock and Series B Preferred Stock were entitled to receive a return on their investment. The exchange of the Series A Preferred Stock and Series B Preferred Stock for Series C Preferred Stock eliminated the increase in obligations created by the accumulation of dividends on the Series A Preferred Stock and Series B Preferred Stock and provided a potential return for the holders thereof.

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 2,404,264 shares of common stock, representing approximately 62.1% of the outstanding common stock.

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

(10)(a)*          Individual Franchise Agreement.

(10)(b)*          Area Marketing Agreement.

(10)(c)*          International Master License Agreement.

(10)(d)           Pak Mail Centers of America,  Inc. Management Incentive Plan for Fiscal Year 1998 incorporated by reference to Exhibit  (10)(f) of the  Company's  Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.




(10)(e)           Pak Mail Centers of America,  Inc. Management Incentive Plan for Fiscal Year 1999 incorporated by reference to Exhibit  (10)(g) of the  Company's  Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(f)           Pak Mail Centers of America,  Inc. 1999  Incentive and  Nonstatutory  Employee  Stock Option Plan
                  incorporated  by reference to Exhibit  (10)(h) of the Company's  Annual Report on Form 10-KSB for
                  the fiscal year ended November 30, 1998.

(21)*             Subsidiaries of the Registrant.

(27)*             Financial Data Schedule.

     * Filed herewith.

     (b) 8-K Reports. None.
         ------------

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

                                       PAK MAIL CENTERS OF AMERICA, INC.,
                                       a Colorado corporation

                                       By:   /s/ John E. Kelly
                                             -----------------------------------
                                             John E. Kelly, President and
                                             Chief Executive Officer


                                       By:   /s/ James Q. Race
                                             -----------------------------------
                                             James Q. Race, Controller,
                                             Treasurer and Secretary
Dated: February 25, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                        Date
--------------             ---------                        ----

J.S. Corcoran               /s/ J.S. Corcoran               February 25, 2000
                            --------------------------
Director


John W. Grant               /s/ John W. Grant               February 25, 2000
                            --------------------------
Director


F. Edward Gustafson         /s/ F. Edward Gustafson         February 25, 2000
                            --------------------------
Director


John E. Kelly               /s/ John E. Kelly               February 25, 2000
                            --------------------------
Director

                        PAK MAIL CENTERS OF AMERICA, INC.
                                 AND SUBSIDIARY

                            Financial Statements and
                          Independent Auditors' Report
                           November 30, 1999 and 1998

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY



                   Index to Consolidated Financial Statements
                   ------------------------------------------


                                                                          Page
                                                                          ----


Independent Auditors' Report.............................................F - 1

Financial Statements

        Consolidated Balance Sheets - November 30, 1999 and 1998.........F - 2

        Consolidated Statements of Income - For the Years Ended
         November 30, 1999 ,1998 and 1997................................F - 3

        Consolidated Statement of Stockholders' Equity - For the
         Years Ended November 30, 1999, 1998 and 1997....................F - 4

        Consolidated Statements of Cash Flows - For the Years Ended
         November 30, 1999, 1998 and 1997................................F - 5

Notes to Consolidated Financial Statements...............................F - 6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended November 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended November 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.






                                             Ehrhardt Keefe Steiner & Hottman PC

January 11, 2000
Denver, Colorado


                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Balance Sheets

                                                                             November 30,
                                                                 ------------------------------------
                                                                     1999                    1998
                                                                 -----------              -----------
                                                 Assets
Current assets
    Cash and cash equivalents                                    $    44,536              $   230,964
    Restricted cash (Note 8)                                           1,880                    3,880
    Accounts receivable, net of allowance
       of $135,716 (1999) and $69,981 (1998)                         567,945                  365,277
    Inventories                                                      101,357                   56,237
    Prepaid expenses and other current assets                         29,274                   37,500
    Deferred income tax benefit - current (Note 9)                   347,500                  275,000
                                                                 -----------              -----------
              Total current assets                                 1,092,492                  968,858
                                                                 -----------              -----------

Furniture and equipment, net of accumulate
  depreciation (Note 2)                                              179,768                  110,169
                                                                 -----------              -----------
Other assets
    Notes receivable, net (Note 3)                                   587,368                  666,408
    Deposits and other                                               145,902                   95,253
    Deferred franchise costs, net of
     accumulated amortization of $73,062
     (1999) and $54,711 (1998)                                        95,191                  197,732
    Capitalized software costs                                       850,854                  351,207
                                                                 -----------              -----------
              Total other assets                                   1,679,315                1,310,600
                                                                 -----------              -----------

                                                                 $ 2,951,575              $ 2,389,627
                                                                 ===========              ===========

                                   Liabilities and Stockholders' Equity
Current liabilities
    Trade accounts payable                                       $   315,375              $   189,754
    Accrued bonuses and commissions                                  157,168                  152,021
    Other accrued expenses                                           147,073                   32,394
    Deferred rent                                                     55,960                     --
    Due to advertising fund (Note 7)                                   1,880                    3,880
    Preferred stock dividends payable                                133,000                  133,000
    Notes payable (Note 4)                                           120,000                     --
                                                                 -----------              -----------
              Total current liabilities                              930,456                  511,049
                                                                 -----------              -----------

Deferred revenue                                                     663,189                  704,135
                                                                 -----------              -----------
Commitments (Notes 11 and 12)

Stockholders' equity (Note 5)
    Series C redeemable preferred stock,
     $1,000 par value; 6% cumulative;
     2,500 shares authorized 2,216 shares issued
     and outstanding (liquidation preference $2,349,668)           2,216,668                2,216,668
    Common stock, $.001 par value; 200,000,000
     shares authorized, 3,873,747 (1999)
     and 2,989,483 (1998) shares issued and outstanding
                                                                       3,874                    2,990
    Additional paid-in capital                                     5,113,995                5,026,453
    Accumulated deficit                                           (5,976,607)              (6,071,668)
                                                                 -----------              -----------
              Total stockholders' equity                           1,357,930                1,174,443
                                                                 -----------              -----------

                                                                 $ 2,951,575              $ 2,389,627
                                                                 ===========              ===========
                           See notes to consolidated financial statements.

                                  PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                            Consolidated Statements of Income
                                                                             For the Years Ended
                                                                                 November 30,
                                                            ----------------------------------------------------
                                                               1999                 1998                 1997
                                                            -----------          -----------         -----------
Revenue
    Royalties from franchisees                              $ 2,455,552          $ 2,225,581         $ 1,947,464
    Individual franchise fees                                 1,067,130              860,800           1,152,990
    Sales of equipment, supplies, and services                1,106,313              749,071             748,148
    Area franchise fees                                         301,174              683,633             231,194
    Interest income                                               9,516               19,378              16,723
    Other                                                       145,975               77,004              67,811
                                                            -----------          -----------         -----------
                                                              5,085,660            4,615,467           4,164,330
                                                            -----------          -----------         -----------
Costs and expenses
    Selling, general and administrative                       2,061,493            1,859,272           1,765,735
    Cost of sales of equipment, supplies and services           906,693              672,451             675,685
    Royalties paid to area franchisees                          975,510              828,848             677,555
    Commissions on franchise sales                              539,532              589,357             614,449
    Advertising                                                 143,429              166,698             178,783
    Depreciation and amortization                                85,446               66,463              57,810
    Interest                                                      4,768                1,692               2,493
                                                            -----------          -----------         -----------
                                                              4,716,871            4,184,781           3,972,510
                                                            -----------          -----------         -----------

Income from operations (Note 10)                                368,789              430,686             191,820

Income tax benefit (Note 9)                                        --                138,900             136,100
                                                            -----------          -----------         -----------
Net income before preferred  dividends and
  cumulative  effect of change in
  accounting principle                                          368,789              569,586             327,920

Preferred stock dividend (Note 5)                               133,000              133,000                --
                                                            -----------          -----------         -----------

Net income before cumulative effect of
  change in accounting principle                                235,789              436,586             327,920

Cumulative  effect of change in  accounting
  principle,  net of income tax
  benefit of $72,500                                           (140,728)                --                  --
                                                            -----------          -----------         -----------

Net income attributed to common shares                      $    95,061          $   436,586         $   327,920
                                                            ===========          ===========         ===========
Net income per share - basic

Net  income per share  before  cumulative
  effect of change in  accounting principle                         .07                  .15                 .11
Cumulative effect of changes in accounting principle               (.04)                --                  --
                                                            -----------          -----------         -----------

Basic net income per share of common stock                  $       .03          $       .15         $       .11
                                                            ===========          ===========         ===========
Net income per share - diluted

Net income per share before cumulative
  effect of change in accounting principle                          .07                  .12                 .11
Cumulative effect of change in accounting principle                (.04)                --                  --
                                                            -----------          -----------         -----------

Diluted net income per share of common stock                $       .03          $       .12         $       .11
                                                            ===========          ===========         ===========

Weighted average common shares outstanding (Note 6)

Weighted average common shares outstanding - basic            3,568,494            2,989,483           2,989,483
                                                            ===========          ===========         ===========

Weighted average common shares outstanding - diluted          3,568,494            3,716,489           2,989,483
                                                            ===========          ===========         ===========
                                 See notes to consolidated financial statements.
                                                         F-3



                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                 Consolidated Statement of Stockholders' Equity
                             For the Years Ended November 30, 1999, 1998 and 1997


                                     Preferred Stock                Preferred Stock             Preferred Stock
                                       Series A                        Series B                     Series C
                              --------------------------    --------------------------    -----------------------------
                                 Shares        Amount          Shares         Amount          Shares           Amount
                              -----------    -----------    -----------    -----------    -----------      ------------

Balance, November 30, 1996          1,216    $ 1,216,668          1,000    $ 1,000,000           --        $      --

Exchange of Series A and B
  for Series C preferred
  stock (Note 5) ..........        (1,216)    (1,216,668)        (1,000)    (1,000,000)         2,216        2,216,668

Net income ................          --             --             --             --             --               --
                              -----------    -----------    -----------    -----------    -----------      -----------

Balance, November 30, 1997           --             --             --             --            2,216        2,216,668

Net income ................          --             --             --             --             --               --
                              -----------    -----------    -----------    -----------    -----------      -----------

Balance, November 30, 1998           --             --             --             --            2,216        2,216,668

Warrants exercised (Note 5)          --             --             --             --             --               --

Net income ................          --             --             --             --             --               --
                              -----------    -----------    -----------    -----------    -----------      -----------

Balance, November 30, 1999           --      $      --             --      $      --            2,216      $ 2,216,668
                              ===========    ===========    ===========    ===========    ===========      ===========




                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                             Consolidated Statement of Stockholders' Equity (Continued)
                             For the Years Ended November 30, 1999, 1998 and 1997



                                       Common Stock           Additional                      Total
                                 -------------------------     Paid-in     Accumulated    Stockholders'
                                     Shares       Amount        Capital       Deficit        Equity
                                 -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1996         2,989,483   $     2,990   $ 5,026,453   $(6,836,174)   $   409,937

Exchange of Series A and B
  for Series C preferred
  stock (Note 5) ..........             --            --            --            --             --

Net income ................             --            --            --         327,920        327,920
                                 -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1997         2,989,483         2,990     5,026,453    (6,508,254)       737,857

Net income ................             --            --            --         436,586        436,586
                                 -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1998         2,989,483         2,990     5,026,453    (6,071,668)     1,174,443

Warrants exercised (Note 5)          884,264           884        87,542          --           88,426

Net income ................             --            --            --          95,061         95,061
                                 -----------   -----------   -----------   -----------    -----------

Balance, November 30, 1999         3,873,747   $     3,874   $ 5,113,995   $(5,976,607)   $ 1,357,930
                                 ===========   ===========   ===========   ===========    ===========

                                                         F-4a


                            PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                  Consolidated Statements of Cash Flows

                                                                        For the Years Ended
                                                                           November 30,
                                                            -----------------------------------------------
                                                               1999             1998                1997
                                                            ---------          ---------          ---------
Cash flows from operating activities
    Net income                                              $  95,061          $ 436,586          $ 327,920
                                                            ---------          ---------          ---------
    Adjustments to reconcile net income
     cash provided by operating activities -
        Depreciation and amortization                          85,446             66,463             55,114
        Provision for loss on accounts receivable              65,735            (31,058)           (14,533)
        Provision for loss on notes receivable                   --               (8,039)                36
        Deferred franchise costs                               84,190            (40,140)           (51,981)
        Franchise fee revenue financed
          through notes receivable                            (48,786)           (39,257)           (95,816)
        Deferred income taxes                                 (72,500)          (138,900)          (136,100)
        Changes in operating assets and liabilities -
             Accounts receivable                             (268,403)           (71,428)            16,621
             Inventories                                      (45,120)           (21,723)              (745)
             Prepaid expenses and other current assets          8,226             (5,695)             6,643
             Deposits and other                               (50,649)            (5,123)           (37,945)
             Trade accounts payable                           125,621             (1,811)            34,632
             Accrued expenses                                 175,786             20,095              4,005
             Due to advertising fund                           (2,000)           (19,900)           (36,563)
             Deferred revenue                                (140,946)            66,642           (102,849)
                                                            ---------          ---------          ---------
                                                              (83,400)          (229,874)          (359,481)
                                                            ---------          ---------          ---------
                 Net cash provided by
                  (used in) operating activities               11,661            206,712            (31,561)
                                                            ---------          ---------          ---------
Cash flows from investing activities
    Capital expenditures                                     (136,694)           (96,389)           (58,321)
    Capitalized software costs                               (499,647)          (227,005)          (124,202)
    Payments on notes receivable                              227,826            207,341            168,073
    Proceeds from sale of assets held for sale                   --                 --               20,000
                                                            ---------          ---------          ---------
                 Net cash (used in) provided
                   by investing activities                   (408,515)          (116,053)             5,550
                                                            ---------          ---------          ---------
Cash flows from financing activities
    Payments on notes payable                                    --             (100,000)           (15,276)
    Advances on notes payable                                 120,000               --                 --
    Preferred stock dividends accrued                         133,000            133,000               --
    Preferred stock dividends paid                           (133,000)              --                 --
    Proceeds from sale of stock                                88,426               --                 --
    Decrease in restricted cash                                 2,000             19,900             56,513
                                                            ---------          ---------          ---------
                 Net cash provided by
                   financing activities                       210,426             52,900             41,237
                                                            ---------          ---------          ---------

Net (decrease) increase in cash and cash equivalents         (186,428)           143,559             15,226

Cash and cash equivalents, beginning of year                  230,964             87,405             72,179
                                                            ---------          ---------          ---------

Cash and cash equivalents, end of year                      $  44,536          $ 230,964          $  87,405
                                                            =========          =========          =========

Supplemental disclosure of cash flow information -
        Cash paid during the year for interest was approximately $4,768 (1999), $1,700 (1998) and $2,500 (1997).

Supplemental schedule of non-cash investing and financing activities:
        At November 30, 1999,  1998 and 1997  $100,000,  $103,975 and $176,000of
notes receivable additions are included in deferred revenue, respectively.

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

The following table summarizes the number of Pak Mail Retail and Service Centers in operation during the last three fiscal years:

                                                          November 30,
                                                  ----------------------------
                                                   1999       1998       1997
                                                  ------     ------     ------
 Franchises:
   Franchise centers in operation:
      Domestic                                      328        315        299
      International                                  33         17         12
   Rights to franchise centers sold
     and not in operation                            37         27          5
                                                  -----      -----      -----
                                                    398        359        316
                                                  =====      =====      =====

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair values as of November 30, 1999, as a result of the relatively short maturity of these instruments.

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three to seven years.

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At November 30, 1999, the Company determined no impairment was appropriate.

Deferred Rent
-------------

The Company was granted free rent periods on its office facility. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease.

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

Individual franchise fees outside a marketing or development area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company and the franchise has commenced operations.

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

Prior to December 1, 1998, area marketing fees were recognized as income upon completion of the initial training by the area marketer and collection of the marketing fee. Effective December 1, 1998, the Company changed its accounting policy based on an SEC directive related to the recognition of area marketing agreement fees to one that recognizes such fees on a straight-line basis over the effective term of the agreement, which is five years. The effect of the change in fiscal 1999 resulted in the deferral of $213,228 of net revenue previously recognized in prior years. Fiscal 1999 income before the cumulative effect of changes in accounting principle included $114,628 of amortized deferred net revenue related to area marketing agreement fees. This change was reported as a cumulative effect of change in accounting principle of $140,728 (net of $72,500 in income tax benefits) and is included in the net income in fiscal 1999.

International area franchise fees are deferred and recognized as revenue until training provided to the international area marketer is completed and once collection of notes receivable is reasonably assured.

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

Software Revenue Recognition
----------------------------

The Company's software products are generally licensed to franchisees for a one-time initial fee and subsequent annual license and maintenance fees. The initial license fee is recognized as revenue upon execution of a signed contract, delivery of licensed software and when the Company believes that the collection of the receivable is probable. Revenue on annual license fees will be recognized over the related 12 month period.

Sales Equipment, Supplies and Services
--------------------------------------

Revenue is recognized as product is shipped or services rendered.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was required to be adopted by the first quarter of 1999. The company had no effect on operations upon adoption of SOP 98-5.

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

Capitalized Software Costs
--------------------------

Capitalized software costs consist of costs of internally developed software developed for sale to franchisees. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs are provided on a product-by-product basis using the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs. The software will be placed in service by the majority of the franchises in February 2000. As such, no amortization has been recorded during fiscal year 1999.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions which at times may exceed federally insured limits. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 1999, approximately $195,890 of notes receivable are offset by comparable amounts in deferred revenue.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Use of Estimates (continued)
----------------------------

The Company has recorded an allowance for doubtful collection on accounts receivable and notes receivable of approximately $136,000 and $45,000, respectively, (Note 3). These allowances are continually reviewed based upon changes in the nature of the amounts outstanding. Accordingly, the allowances are subject to changes due to circumstances not presently known.

The Company has recorded a valuation allowance for potentially unrealizable deferred tax assets of approximately $1,559,500 (Note 9). This allowance is reviewed based upon historical and projected financial results of the Company. Accordingly, the allowance is subject to changes due to circumstances not presently known.

Advertising Costs
-----------------

Advertising costs are expensed in the period incurred.

Reclassifications
-----------------

Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.


Note 2 - Furniture and Equipment
--------------------------------

Furniture and equipment consists of the following:

                                                      November 30,
                                          ----------------------------------
                                               1999                1998
                                          --------------      --------------

Office equipment                          $      483,853      $      393,610
Furniture and fixtures                           197,960             151,509
                                          --------------      --------------
                                                 681,813             545,119
Less accumulated depreciation                   (502,045)           (434,950)
                                          --------------      --------------

                                          $      179,768      $      110,169
                                          ==============      ==============

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

Notes receivable consist of the following:

                                                          November 30,
                                                   -------------------------
                                                      1999            1998
                                                   ---------       ---------
Non-interest-bearing notes; interest
 imputed at 8%, net of unamortized
 discounts of $3,039 and $6,513 in
 1999 and 1998, respectively.                      $ 342,244       $ 401,403

Interest-bearing notes; interest
 rates from 6% to 8%                                 290,218         310,099
                                                   ---------       ---------
                                                     632,462         711,502
 Less allowance for doubtful collections             (45,094)        (45,094)
                                                   ---------       ---------

                                                   $ 587,368       $ 666,408
                                                   =========       =========

It is the Company's policy not to impute interest on the notes which are included in deferred revenue. Included in these notes are financed area marketer fees, the maturities of which are based upon the expected opening of franchises within the area.

Future minimum principal payments to be received pursuant to the notes are as follows:

   Year Ending November 30,

             2000                                          $      500,303
             2001                                                  70,882
             2002                                                  25,549
             2003                                                  17,504
             2004                                                  17,027
            Thereafter                                              4,236
                                                           --------------
                                                                  635,501
             Less unamortized discount                             (3,039)
                                                           --------------
                                                                  632,462
             Less allowance for doubtful collections
                                                                  (45,094)
                                                           --------------
                                                           $      587,368
                                                           ==============

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


Note 4 - Long-Term Debt
-----------------------

The Company has a short-term, $100,000 note payable to a significant shareholder requiring the balance plus interest at 2% above the reference rate to be paid upon demand. The balance was paid in full subsequent to year-end.

The Company has a $125,000 line-of-credit agreement requiring monthly interest payments at 9.25% and maturing January 2000. The balance outstanding at November 30, 1999 was $20,000.


Note 5 - Stockholders' Equity
-----------------------------

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

As an incentive to exchange for the Series C preferred stock, the preferred shareholders were granted a total of 884,264 common stock warrants. There was no fair value attributed to the warrants as no material imputed value was estimated in the Company pricing model. All warrants were exercised during fiscal year 1999.

The fair values of the warrants granted are estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 0%; expected volatility of 133%; discount rate of 5.25% and expected lives of 10 years.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Stock Option Plan
--------------------------

The 1999 Incentive and Nonstatutory Stock Option Plan (the Plan) authorizes the issuance of up to 400,000 shares of the Company's Common Stock. The Plan will remain in effect until December 31, 2008 unless terminated earlier by action of the Board. All employees of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest one-third per year upon each of the first three anniversaries of the issue date and have a term of ten years from the date of issue.

The following is a summary of options granted:

                                                                                                                Weighted Average
                                                       Incentive Stock    W eighted Average                     Exercise Price -
                                                         Options and          Exercise          Curently           Currently
                                                          Warrants               Price         Exercisable        Exercisable
                                                      ----------------    ----------------   ----------------   -----------------

Outstanding November 30, 1997                                  884,264    $            .10            884,264                 .10
                                                      ----------------    ----------------   ----------------   -----------------

Outstanding November 30, 1998                                  884,264                 .10            884,264                 .10
                                                      ----------------    ----------------   ----------------   -----------------

    Options and warrants exercised                            (884,264)                .10                 -                    -
    Options and warrants granted                               157,277                 .75                 -                    -
                                                      ----------------    ----------------   ----------------   -----------------

Outstanding November 30, 1999                                  157,227    $            .75                 -    $               -
                                                      ================    ================   ================   =================

The weighted average fair value of all warrants granted during 1999 was $.45.

                                            November 30, 1999
                                   Options and Warrants Outstanding
                             ---------------------------------------------------
                                                                Weighted Average
                                             Weighted Average        Remaining
                                 Number          Exercise          Contractual
Range of Exercise Price      Outstanding          Price                Life
                             -----------     ----------------   ----------------
$.75                            157,227             .75               9.08

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Stock Option Plan (continued)
--------------------------------------

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all nonemployees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Stock Option Plan (continued)
--------------------------------------

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the year ended November 30, 1999, employees of the Company were issued options to purchase a total of 157,227 shares of the Company's common stock at $.75 per share expiring in December 2009. There were no options issued during the year ended November 30, 1998.

Had compensation cost for the Company's issuances of stock options during the year ended November 30, 1999 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1999 net loss and loss per share would have been decreased to the pro forma amounts indicated below:


                                                                    November 30,
                                                                       1999
                                                                   -------------

 Net income - as reported                                          $    95,061
 Net income - pro forma                                            $    19,496
 Net income per share, basic and diluted - as reported             $      .03
 Net income per share, basic and diluted - pro forma               $      .01

The Company utilizes the Black-Scholes options-pricing model to calculate the fair value of each individual issuance of options or warrants with the following assumptions used for grants during the year ended November 30, 1999; dividends yield of 0.0%; expected average annual volatility of 102.5%; average annual risk-free interest rate of 5.25%; and expected terms averaging 10 years.

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (EPS) computations:

                                                      For the Year Ended November 30, 1998
                                                      ------------------------------------
                                                     Income           Shares        Per-Share
                                                  (Numerator)      (Denominator)      Amount
                                                 --------------    -------------   -----------

Net income                                       $      569,586
Less preferred stock dividends                         (133,000)
                                                 --------------

Basic EPS
  Income available to common stockholders               436,586       2,989,483    $       .15
                                                 --------------                    ===========

Effect of dilutive securities
  Warrants                                                   -          727,006
                                                 --------------    ------------

Diluted EPS
  Income  available  to common
  stockholders  plus assumed conversions                436,586       3,716,489    $       .12
                                                 ==============    ============    ===========


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Stock Option Plan (continued)
--------------------------------------

For November 30, 1999, the options to acquire 157,227 shares of common stock are excluded as their effect would be antidilutive.


Note 7 - Advertising Fund
-------------------------

The Company has established an advertising trust to administer funds collected from franchisees for advertising. The advertising trust is a separate legal entity and, therefore, the Company is not contingently liable for any trust liabilities incurred; nor is the trust activity reflected in the accompanying consolidated financial statements.


Note 8 - Restricted Cash
------------------------

At November 30, 1999 and 1998, the amounts due the advertising trust of $1,880 and $3,880, respectively, are included in restricted cash.


Note 9 - Income Taxes
---------------------

During 1999, 1998 and 1997 the Company utilized approximately $80,000, $58,000 and $80,000 in net operating loss carryforwards to offset current taxable income. This resulted in tax savings of approximately $27,000, $20,000 and $27,000, respectively. The Company's valuation allowance on its remaining net operating loss carryforward is an estimate based on the Company's four consecutive years of taxable income and the taxable income projected in future years.

The components of long-term deferred tax assets are as follows:

                                                                              November 30,
                                                     ---------------------------------------------------------------
                                                          1999                    1998                    1997
                                                     ---------------          --------------         ---------------
    Deferred tax assets
           Net operating loss carryforward            $    2,034,000          $    2,061,600          $    2,058,700
           Reserves and other deferrals                      174,000                  41,300                  54,600
           Depreciation and amortization                    (301,000)               (111,000)                (26,500)
                                                      --------------          --------------          --------------
                  Total deferred tax assets                1,907,000               1,991,900               2,086,800
           Valuation allowance                            (1,559,500)             (1,716,900)             (1,950,700)
                                                      --------------          --------------          --------------

                                                      $      347,500          $      275,000          $      136,100
                                                     ===============          ==============          ==============


At November 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $5,980,000. If not used, these carryforwards will expire in varying amounts during the years 2000 to 2009.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes (continued)
---------------------------------

For the year ended November 30, 1999, the net deferred tax benefit of $72,500 relates to the cumulative effect of change in accounting principle which is shown net of this tax benefit on the consolidated statement of net income.


Note 10 - Pro Forma Results of Operations
-----------------------------------------

The following table compares the operations for fiscal year 1998 to the pro forma operations for fiscal year 1999. The pro forma presentation for 1999 excludes the effect of the change in accounting principle related to the recognition of area marketing agreement fees.

                                                                       For the Years Ended
                                                                          November 30,
                                                       -----------------------------------------------------
                                                            1999               1998                1997
                                                       ----------------   --------------      --------------

Area franchise fees                                    $      538,926     $      683,633      $      231,194
                                                       --------------     --------------      --------------

Total revenue                                               5,323,412          4,615,467           4,164,330
Total costs                                                 4,754,771          4,184,781           3,972,510
                                                       --------------     --------------      --------------

Net income from operations                                    568,641            430,686             191,820
Income tax benefit                                                 -             138,900             136,100
                                                       --------------     --------------      --------------

Net income before preferred stock dividends            $      568,641     $      569,586      $      327,920
                                                       ==============     ==============      ==============

Net income                                             $      435,641     $      436,586      $      327,920
                                                       ==============     ==============      ==============


Note 11 - Employee Benefit Plan
-------------------------------

Effective December 1, 1991, the Company established the Pak Mail 401(k) Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The

Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Contributions made by the Company in connection with the Plan were approximately $14,900 (1999), $9,910 (1998) and $6,794 (1997).

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 12 - Commitments
---------------------

Operating Lease Commitments

The Company leases office space and office equipment under noncancelable operating leases. Aggregate future minimum rental commitments for these operating leases as of November 30, 1999 are as follows:

         Year Ending November 30,
         ------------------------

                 2000                                 $       274,919
                 2001                                         205,126
                 2002                                         196,591
                 2003                                         187,888
                 2004                                         184,336
                 Thereafter                                   314,504
                                                      ---------------

                                                      $     1,363,364
                                                      ===============

Rental expense for 1999, 1998 and 1997 was approximately $287,000, $198,000 and $210,000, respectively.



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

(10)(a)*          Individual Franchise Agreement.

(10)(b)*          Area Marketing Agreement.

(10)(c)*          International Master License Agreement.

(10)(d)           Pak Mail Centers of America,  Inc. Management Incentive Plan for Fiscal Year 1998 incorporated by reference to Exhibit  (10)(f) of the  Company's  Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.




(10)(e)           Pak Mail Centers of America,  Inc. Management Incentive Plan for Fiscal Year 1999 incorporated by reference to Exhibit  (10)(g) of the  Company's  Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(f)           Pak Mail Centers of America,  Inc. 1999  Incentive and  Nonstatutory  Employee  Stock Option Plan
                  incorporated  by reference to Exhibit  (10)(h) of the Company's  Annual Report on Form 10-KSB for
                  the fiscal year ended November 30, 1998.

(21)*             Subsidiaries of the Registrant.

(27)*             Financial Data Schedule.

                 *  Filed herewith.
