Form 10QSB
period 2000-02-29
PAK MAIL CENTERS OF AMERICA INC
filed 2000-04-19
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  February 29, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from              to
                                    ------------    ------------
     Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Colorado                                     84-0934575
 ---------------------------------          ----------------------------------
(State or other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

    7173 S. Havana St., Englewood, Colorado                80112
    ---------------------------------------               --------
   (Address of principal executive offices)              (zip code)


         Issuer's telephone number: 303-957-1000


              Former name, former address and former fiscal year,
                        if changed since last report: N/A

As of April 18, 2000, there were outstanding 3,873,738 shares of the issuer's Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                    FEBRUARY         NOVEMBER
                                                                     29, 2000        30, 1999
                                                                   ----------        ---------
                                                                   (Unaudited)
                                     Assets
Current assets
   Cash and cash equivalents ...................................   $     4,232    $    44,536
   Restricted cash .............................................        17,058          1,880
   Accounts receivable, net of allowance
         of $64,827 (2000) and  $135,716 (1999) ................       717,207        567,945
   Inventories .................................................       108,652        101,357
   Prepaid expenses and other current assets ...................       255,143         29,274
   Deferred income tax benefit - current .......................       347,500        347,500
                                                                   -----------    -----------
      Total current assets .....................................     1,449,792      1,092,492
                                                                   -----------    -----------
Property and equipment, at cost, net of accumulated depreciation       159,286        179,768
                                                                   -----------    -----------
Other assets:
   Notes receivable, net: ......................................       566,620        587,368
   Deposits and other ..........................................        66,060        145,902
   Deferred franchise costs, net of accumulated amortization of
        $123,803 (2000) and $73,062 (1999) .....................       166,019         95,191
   Capitalized software costs, net .............................       655,853        850,854
                                                                   -----------    -----------
      Total other assets .......................................     1,454,552      1,679,315
                                                                   -----------    -----------
                                                                   $ 3,063,630    $ 2,951,575
                                                                   ===========    ===========
                      Liabilities and Stockholders' Equity

Current liabilities
   Trade accounts payable ......................................   $   618,015    $   315,375
   Accrued bonuses & commissions ...............................       212,316        157,168
   Other accrued expenses ......................................        68,546        147,073
   Deferred rent ...............................................        37,308         55,960
   Due to advertising fund .....................................       122,266          1,880
   Preferred dividends payable .................................       133,000        133,000
   Notes payable ...............................................       100,000        120,000
                                                                   -----------    -----------
      Total current liabilities ................................     1,291,451        930,456
                                                                   -----------    -----------
Deferred revenue ...............................................       768,639        663,189

Stockholders' equity:
   Series C redeemable preferred stock $1,000 par value; 6% cum.;
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216,668) ......................     2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,738 shares issued and outstanding ..................         3,873          3,873
   Additional paid-in capital ..................................     5,113,995      5,113,995
   Accumulated deficit .........................................    (6,330,996)    (5,976,607)
                                                                   -----------    -----------
      Total stockholders' equity ...............................     1,003,540      1,357,930
                                                                   -----------    -----------
                                                                   $ 3,063,630    $ 2,951,575
                                                                   ===========    ===========

                 See notes to consolidated financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations

                                                                                     THREE MONTHS ENDED
                                                                                         (Unaudited)
                                                                          -------------------------------------
                                                                          FEBRUARY 29,              FEBRUARY 28,
                                                                             2000                       1999
                                                                          -----------               -----------
Revenue
     Royalties from franchisees .......................................   $   819,636           $   741,900
     Sales of equipment, supplies and services ........................       236,220               150,514
     Individual franchise fees ........................................        53,900                70,850
     Area franchise fees, net .........................................       123,820               131,000
     PSS license & maintenance fees ...................................        61,350                  --
     Interest income ..................................................            34                  --
     Other ............................................................        29,813                14,125
                                                                          -----------           -----------
                                                                            1,324,773             1,108,389
                                                                          -----------           -----------
Costs and expenses
     Selling, general and administrative ..............................       632,416               484,608
     Cost of sales of equipment, supplies and services ................       296,134               135,463
     Commissions on franchise sales ...................................        32,340                38,950
     Royalties paid to area franchises ................................       426,838               279,225
     Advertising ......................................................        66,032                40,016
     Loss on investment in assets held for resale .....................          --                    --
     Depreciation and amortization ....................................       223,209                25,588
     Interest .........................................................         2,193                  --
                                                                          -----------           -----------
                                                                            1,679,162             1,003,850
                                                                          -----------           -----------
Net income (loss) .....................................................   $  (354,389)          $   104,539
                                                                          ===========           ===========
Basic income (loss) per common share ..................................   $     (0.09)          $      0.03
                                                                          ===========           ===========

Weighted average number of common shares outstanding ..................     3,873,738             2,989,483
                                                                          -----------           -----------



                 See notes to consolidated financial statements

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                                                                                                       THREE MONTHS ENDED
                                                                                                           (Unaudited)
                                                                                                  ----------------------------
                                                                                                  FEBRUARY 29,     FEBRUARY 28,
                                                                                                     2000              1999
                                                                                                  -----------      -----------

Cash flows from operating activities
     Net income (loss) ........................................................................  $(354,389)       $ 104,539
     Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation and amortization ........................................................    223,209           25,588
         Deferred revenue, net ................................................................    105,450          (63,851)
         Change in operating assets and liabilities -
              Accounts receivable .............................................................   (149,262)         (68,704)
              Inventories .....................................................................     (7,295)          (5,454)
              Prepaids and deferred franchise costs ...........................................   (296,697)         (26,725)
              Notes receivable ................................................................     20,748           52,584
              Deposits and other ..............................................................     79,842          (15,610)
              Trade accounts payable ..........................................................    302,640           46,769
              Accrued expenses ................................................................    (42,032)        (128,967)
              Due to Ad Fund ..................................................................    120,386          (11,946)
                                                                                                 ---------        ---------
                  Net cash provided by operating activities ...................................      2,600          (79,029)

Cash flows from investing activities
     Capital expenditures .....................................................................     (5,847)         (50,774)
     Capitalized software costs ...............................................................       --            (65,709)
     Purchase/additions of assets held for sale ...............................................       --               --
                                                                                                 ---------        ---------
                  Net cash used by investing activities .......................................     (5,847)        (116,483)

Cash flows from financing activities
     Payment of short-term debt ...............................................................    (20,000)            --
                                                                                                 ---------        ---------
                  Net cash used by financing activities .......................................    (20,000)            --
                                                                                                 ---------        ---------
Net decrease in cash and cash equivalents .....................................................    (23,247)        (195,512)

Cash and cash equivalents, beginning of period ................................................     44,537          234,844
                                                                                                 ---------        ---------
Cash and cash equivalents, end of period ......................................................  $  21,290        $  39,332
                                                                                                 =========        =========
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest .................................................  $   2,193        $    --
                                                                                                 =========        =========

                 See notes to consolidated financial statements.

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements

Note 1    ORGANIZATION AND BUSINESS

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 1999 through March 31, 2000, the Company awarded 8 individual franchises. As of March 31, 2000, the Company had 372 domestic and international individual franchise agreements in existence and 35 area franchises in existence.

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

          The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company used cash of $23,247 ($2,600 produced by operating activities offset by $5,847 used by investing activities and $20,000 used by financing activities) during the three months ended February 29, 2000.

          Deferred revenue increased $105,450 to $768,639 as a result of deferring the recognition of revenue and deferring the commission expense on the eight new individual franchises awarded during the three months ending February 29, 2000. Two new franchisees completed training during the period and revenue of $53,900 was recognized on these sales. The Company anticipates that all of the currently deferred individual franchise fees and commissions will be recognized in fiscal 2000.

          RESULTS OF OPERATIONS

          Three months ended February 29, 2000, compared to three months ended February 28, 1999

          Total revenues increased $216,384 (19.5%) from $1,108,389 for the three months ended February 28, 1999, to $1,324,773 for the three months ended February 29, 2000. The increase is primarily attributable to increases in royalties from franchisees (up 10.5% from $741,900 to $819,636), sales of equipment, supplies and services (up 56.9% from $150,514 to $236,220) and PSS licensing and maintenance fees (up from $0 to $61,350).


          The $77,736 increase in royalties for the three months ended February 29, 2000 as compared to the three months ended February 28, 1999, is due to increases in the average store volumes and number of stores open.

          The $85,706 increase in sales of equipment, supplies and services is due to the increased number of new franchisees that purchased equipment and the Company's decision to assemble and sell computers during the three months ended February 29, 2000 which were not offered or sold during the same prior year period. All existing franchisees were required to update to the new computerized machines by February 2000. The new machines are required to run the new PSS software developed by the Company, which resulted in $61,350 in PSS licensing and maintenance fee revenues that did not exist during the same prior year period.

          Total expenses increased $675,312 (67.3%) from $1,003,850 for the three months ended February 28, 1999, to $1,679,162 for the three months ended February 29, 2000. The increase is primarily attributable to increases in selling, general and administrative (up 30.5% from $484,608 to 632,416), royalties paid to area franchisees and the annual franchisee rebate which has been paid in the last quarter in years past (up 52.9% from $279,225 to $426,838) and cost of sales of equipment, supplies and services (up 118.6% from $135,463 to $296,134).

          The $147,808 increase in selling, general and administrative for the three months ended February 29, 2000 as compared to the same prior year period relates primarily to increases in rent and advertising expenses. The $147,613 increase in royalties paid to area franchisees over the same prior year period relates to the increase in percentage of stores that operate within area marketer regions, an increase in the average store volumes and a $66,033 payment of the annual franchisee rebate which the Company previously paid in the fourth quarter of each fiscal year.

          The $160,671 increase in cost of sales of equipment, supplies and services is primarily due to new machines required to run PSS software.

          The $197,621 increase in amortization and depreciation for the three months ended February 29, 2000 as compared to the same prior year period is due to the amortization of the PSS software program.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                  (10)(a)    Individual Franchise Agreement.

                  (10)(b)    Area Marketing Agreement.

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



                                        PAK MAIL CENTERS OF AMERICA, INC.
                                                  (Registrant)
Date: April 19, 1999


                                        By:  /s/ John E. Kelly
                                            ------------------------------------
                                             John E. Kelly
                                             President


                                        By:  /s/ James Q. Race
                                             -----------------------------------
                                             James Q. Race
                                             Controller, Secretary and Treasurer