Form 10QSB
period 2000-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 2000-07-24
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

     Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                              84-0934575
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


7173 S. Havana St., Englewood, Colorado                             80112
(Address of principal executive offices)                          (zip code)


Issuer's telephone number: 303-957-1000


Former name, former address and former fiscal year, if changed since last report: N/A


As of May 31, 2000, there were outstanding 3,873,738 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [  ]   No [X]

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                  Consolidated Balance Sheets

                                                                              MAY         NOVEMBER
                                                                           31, 2000       30, 1999
                                                                         (Un-audited)
                                                                         --------------------------
                         Assets
Current assets
   Cash and cash equivalents                                             $    94,677    $    44,536
   Restricted cash                                                               -0-          1,880
   Accounts receivable, net of allowance
         of $107,272 (2000) and $135,716 (1999)                              634,946        567,945
   Inventories                                                                76,800        101,357
   Prepaid expenses and other current assets                                 160,687         29,274
   Deferred income tax benefit - current                                     347,500        347,500
                                                                         -----------    -----------
      Total current assets                                                 1,314,610      1,092,492
                                                                         -----------    -----------

Property and equipment, at cost, net of accumulated depreciation             138,285        179,768
                                                                         -----------    -----------

Other assets:
   Notes receivable, net:                                                    514,100        587,368
   Deposits and other                                                        151,258        145,902
   Deferred franchise costs, net of accumulated amortization of
        $82,242 (2000) and $73,062 (1999)                                     53,362         95,191
   Capitalized software costs, net                                           370,386        850,854
                                                                         -----------    -----------
      Total other assets                                                   1,089,106      1,679,315
                                                                         -----------    -----------
                                                                         $ 2,542,001    $ 2,951,575
                                                                         ===========    ===========

           Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                $   753,630    $   315,375
   Accrued bonuses & commissions                                              88,842        157,168
   Other accrued expenses                                                     38,330        147,073
   Deferred rent                                                              70,630         55,960
   Due to advertising fund                                                    12,122          1,880
   Preferred dividends payable                                                66,500        133,000
   Notes payable                                                             380,000        120,000
                                                                         -----------    -----------
      Total current liabilities                                            1,410,054        930,456
                                                                         -----------    -----------

Deferred revenue                                                             645,435        663,189

Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value;
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216.668)                                  2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,738 shares issued and outstanding                                  3,874          3,874
   Additional paid-in capital                                              5,113,995      5,113,995
   Accumulated deficit                                                    (6,848,025)    (5,976,607)
                                                                         -----------    -----------
      Total stockholders' equity                                             486,512      1,357,930
                                                                         -----------    -----------
                                                                         $ 2,542,001    $ 2,951,575
                                                                         ===========    ===========

See notes to consolidated financial statements.

                                        2


PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statement of Operations


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           MAY 31,        MAY 31,        MAY 31,        MAY 31,

                                                        (Un-audited)   (Un-audited)   (Un-audited)   (Un-audited)
                                                            2000           1999           2000           1999
                                                            ----           ----           ----           ----

Revenue
    Royalties from franchisees                          $   628,293    $   570,093    $ 1,447,929    $ 1,311,993
    Sales of equipment, supplies, and services              253,689        196,568        489,909        347,082
    Individual franchise fees                               305,310        193,600        359,210        264,450
    Area franchise fees, net                                 16,979         49,930        140,799        180,930
    PSS licensing & maintenance fees                         88,150              0        149,500              0
    Interest Income                                           1,281          3,002          1,315          3,002
    Other                                                    (4,899)        29,879         24,914         44,004
                                                        -----------    -----------    -----------    -----------
                                                          1,288,803      1,043,072      2,613,576      2,151,461
                                                        -----------    -----------    -----------    -----------

Costs and expenses
    Selling, general, and administrative                    698,309        459,574      1,330,726        948,770
    Cost of sales of equipment, supplies and services       228,073        166,256        524,207        301,719
    Commissions on franchise sales                           96,890         89,720        129,230        128,670
    Royalties paid to area franchises                       267,206        267,548        694,044        546,773
    Advertising                                              49,785         32,596        115,817         72,612
    Depreciation and amortization                            21,000         23,100         42,000         44,100
    Amortization - miscellaneous                              7,299              0         14,508              0
    Impairment of capitalized software costs                362,854              0        557,854              0
    Interest                                                  7,914              0         10,107              0
                                                        -----------    -----------    -----------    -----------
                                                          1,739,330      1,038,794      3,418,493      2,042,644
                                                        -----------    -----------    -----------    -----------

Net (loss) income                                          (450,527)         4,278       (804,917)       108,817

Preferred stock dividend                                     66,500         33,250         66,500         66,500
                                                        -----------    -----------    -----------    -----------

Net (loss) income attributable to common shares         $  (517,027)   $   (28,972)   $  (871,417)   $    42,317
                                                        ===========    ===========    ===========    ===========

Basic (loss) income per common share                    $     (0.13)   $     (0.01)   $     (0.22)   $      0.01


Weighted average number of common shares outstanding      3,873,738      3,523,928      3,873,738      3,258,182


See notes to consolidated financial statements.

                                                      3


PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                                              SIX MONTHS ENDED
                                                                            MAY 31,      MAY 31,

                                                                                (Un-audited)
                                                                             2000         1999
                                                                             ----         ----
Cash flows from operating activities
     Net (loss) income                                                    $(871,417)   $  42,317

     Adjustments to reconcile net (loss)income to net cash
        From operating activities:
            Depreciation                                                     42,000       41,000
            Amortization - Miscellaneous                                     14,508       12,275
            Amortization - PSS Software                                     557,854          -0-
            Deferred Rent                                                    14,670          -0-
            Deferred revenue, net                                           (17,754)     (74,911)
            Change in operating assets and liabilities-
                 Accounts receivable                                        (67,001)     (26,945)
                 Inventories                                                 24,557         (228)
                 Prepaids and deferred franchise costs                     (113,571)     (52,170)
                 Notes receivable                                            73,268       66,094
                 Deposits and other                                          (5,356)     (33,739)
                 Trade accounts payable                                     438,255      211,913
                 Accrued expenses                                          (162,402)    (167,700)
                 Due to Ad Fund                                              10,242       (3,880)
                                                                          ---------    ---------
                       Net cash (used)/provided by operating activities     (62,147)      14,026
                                                                          ---------    ---------

Cash flows from investing activities
     Capital expenditures                                                    (5,706)     (73,613)
     Capitalized software costs                                             (77,386)    (173,276)
                                                                          ---------    ---------
                       Net cash used by investing activities                (83,092)    (246,889)
                                                                          ---------    ---------

Cash flows from financing activities
     Short-term debt - Borrowing/(Payment)                                  260,000          -0-
     Payment of declared dividends                                         (133,000)    (133,000)
     Preferred stock dividends payable                                       66,500       66,500
     Issuance of Common Stock                                                   -0-       88,425
                                                                          ---------    ---------
                       Net cash provided by financing activities            193,500       21,925
                                                                          ---------    ---------

Net increase/(decrease) in cash and cash equivalents                         48,261     (210,938)
                                                                          ---------    ---------

Cash and cash equivalents, beginning of year                                 46,416      234,844

Cash and cash equivalents, end of period                                  $  94,677    $  23,906
                                                                          =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                               $   7,914    $    --


See notes to consolidated financial statements

                                               4

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1 ORGANIZATION AND BUSINESS
--------------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from March 1, 2000 through May 31, 2000, the Company awarded 6 individual franchises. As of March 31, 2000, the Company had 341 domestic and 35 international individual stores operating, and 23 domestic and 7 international area franchises in existence. In addition, 26 domestic franchise agreements have been issued for stores not yet operating.

     The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


Note 2 BASIS OF PRESENTATION
----------------------------

     The Company has prepared the accompanying consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading.

     The results of operations for the three months ended May 31, 2000 and for the six months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company used cash of $62,147 in operations and $83,092 in investing activities during the six months ended May 31, 2000. $193,500 in cash was provided by financing activities during the six months ended May 31, 2000 with the primary source of these funds being $260,000 borrowed against a $300,000 line of credit.

     Deferred revenue decreased $17,754 to $645,435 as a result of recognizing the sale of new franchises as training was completed. Nine new franchisees completed training or opened their store during the period and revenue of $359,210 was recognized on these sales. The Company anticipates that all of the currently deferred individual franchise fees and commissions will be recognized in fiscal 2000.


     RESULTS OF OPERATIONS
     ---------------------

     Three months ended May 31, 2000, compared to three months ended May 31,
     1999
     -----------------------------------------------------------------------

     Revenues
     --------
     Total revenues increased $245,731 (23.56%) from $1,043,072 for the three months ended May 31, 1999, to $1,288,803 for the three months ended May 31, 2000. The increase is primarily attributable to increases in royalties from franchisees (up 10.21% from $570,093 to $628,293), individual franchise fees (up 57.70% from $193,600 to $305,310), sales of equipment, supplies and services (up 29.06% from $196,568 to $253,689) and PSS licensing and maintenance fees (up from $0 to $88,150).

     The $58,200 increase in royalties for the three months ended May 31, 2000 as compared to the three months ended May 31, 1999, is due to an increase in average store volume and the increase in number of stores open.

     The $111,710 increase in individual franchise fees is due to the increased number of store sales recognized during the three month period ended May 31, 2000 as compared to the same prior year period.

     The $57,121 increase in sales of equipment, supplies and services is due to the increased number of new franchisees that purchased equipment and the Company's decision to assemble and sell computers during the three months ended May 31, 2000 as compared to the same prior year period. New computers are required to run the new PSS software developed by the Company. The Company recognized revenue from PSS licensing and maintenance fees during the quarter ended May 31, 2000, whereas the software had not been developed or licensed during the quarter ended May 31, 1999.

     Costs and Expenses
     ------------------
     Total expenses increased $700,536 (67.44%) from $1,038,794 for the three months ended May 31, 1999, to $1,739,330 for the three months ended May 31, 2000. The increase is primarily attributable to increases in selling, general and administrative (up 51.95% from $459,574 to $698,309), cost of sales of equipment, supplies and services (up 37.18% from $166,256 to $228,073) and the $362,854 write-off of a significant portion of the development cost of the PSS Version 1 software which did not function as anticipated.

     The $238,735 increase in selling, general and administrative for the three months ended May 31, 2000 as compared to the same prior year period relates primarily to rent paid for two facilities due to the inability to rent the Company's previous office space, an increase in monthly rent at the new facility, an increase in the allowance for bad debt of $67,648, an increase in wages in benefits of $57,434 due to hiring additional employees to service the PSS software, and an increase in telephone expenses from adding additional telephone lines to handle the PSS software.

     The $61,817 increase in cost of goods sold is due to an associated increase in sales of equipment.

     There is a $362,854 increase in impairment of capitalized software costs for the three months ended May 31, 2000 as compared to the same prior year period. Due to the non-functionality of certain pieces of the PSS software program version 1, the decision has been made to completely re-write the program using a different database to ease the maintenance and modularity of the program. Significant costs were incurred to correct bugs in the version 1 program during the month of February 2000. PSS version 1 is still being used by the franchisees but the program is unstable, locks up frequently and is not suitable for continued use. Portions of version 1 costing $293,000 will be integrated into PSS version 2 and will be amortized over a three-year period along with the PSS version 2 development costs now being incurred. The new PSS version 2 costs are expected to total approximately $250,000 for a combined capital cost of $543,000. Amortization of the capitalized costs will begin on the release date of PSS version 2, currently estimated as September 1, 2000. For the three-month period of March 1, 2000 to May 31, 2000, $362,854 of the original development cost was impaired. This impairment, combined with the $195,000 impairment for the first quarter of 2000, totals a $557,854 write-off as impaired on a total capitalized expenditure of $850,854, amounting to a 65.56% write-off.

     Six months ended May 31, 2000 compared to the six months ended May 31, 1999
     ---------------------------------------------------------------------------

     Revenue
     -------
     Total revenues increased 21.48% or $462,115 for the six months ended May 31, 2000 compared to the six months ended May 31, 1999. The main increases were in royalties (up 10.36% from $1,311,993 to $1,447,929), sales of equipment, supplies and services (up 41.15% from $347,082 to $489,909), individual franchise fees (up 35.83% from $264,450 to $359,210), and PSS license & maintenance fees (up from $0 to $149,500).

     The $135,936 increase in royalties primarily results from the increased number of stores operating and an increase in average store volume.

     The increase of $142,827 in sales of equipment supplies and services is attributable to the Company's entry into the computer hardware sales business.

     The $94,760 increase in individual franchise fees is due to the increased number of store sales recognized during the period ended May 31, 2000 as compared to the same prior year period.

     The increase in PSS license & maintenance fees is a result of developing a software package and selling licenses and maintenance services to the Company's franchisees.

     Costs and Expenses
     ------------------
     Costs and expenses increased 67.36% or $1,375,849 for the six months ended May 31, 2000 compared to the six months ended May 31, 1999. The main increases for the six months ended May 31, 2000 as compared to the prior year period were in selling, general and administrative (up 40.26% from $948,770 to $1,330,726), cost of sales of equipment, supplies, and services (up 73.74% from $301,719 to $524,207), royalties paid to area franchisees (up 26.93% from $546,773 to $694,044), advertising (up 59.50% from $72,612 to $115,817) and the impairment of capitalized software costs.

     The increase of $381,956 in selling, general and administrative expense is due primarily to rent expense up $108,000 a result of the inability to find a sub-lessee for the facilities which were vacated on Parker Road, an increase in monthly rent at the new facility on Havana Street and an increase in the allowance for bad debt of $67,648.

     The increase of $222,488 in cost of sales of equipment, supplies, and services is due to the Company's decision to sell computer hardware to the franchisees. In the six month period ended May 31, 1999, there were no sales of computer hardware and no associated computer hardware cost of goods sold.

     The increase of $147,271 in royalties paid to area franchisees is due to the increase in royalties and the area in which they are earned. At present, the fastest growing area franchise has the highest percentage payout of total royalties and therefore the percentage of royalties paid to area franchisees is increasing as a percentage of total royalties.

     The increase of $43,205 in advertising is due primarily to increased spending resulting from decreased sales.

     The 557,854 increase in impairment of capitalized software costs is due to the write-off of non-functional portions of the PSS software program, version 1.


PART II. OTHER INFORMATION

Item 3. Legal Proceedings.

     As disclosed in the Company's Annual Report on Form 10-KSB for its fiscal year ended November 30, 1999, on February 4, 2000 the Company filed Arapahoe County District Court Case No. 00 CV 295, Division 5 against its Ramona, California franchisee, Sherry Foreman. The Complaint asserted causes of action for breach of contract and unjust enrichment seeking to recover past due royalties and advertising fees, future royalties and reimbursements of sums advanced on Foreman's behalf. On May 23, 2000, the Company obtained a default judgment against Foreman in the amount of $90,409.48. The Company has retained collection counsel located in Agoura Hills, California.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits

     27.0 Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no Current Reports on Form 8-K filed during the three months ended May 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PAK MAIL CENTERS OF AMERICA, INC.
                                          (Registrant)
Date: July 24, 2000


                                          By: /s/ John E. Kelly
                                          ---------------------
                                          John E. Kelly
                                          President


                                          By: /s/ James Q. Race
                                          ---------------------
                                          James Q. Race
                                          Controller, Secretary and Treasurer