Form 10QSB
period 2000-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 2000-10-13
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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



As of August 31, 2000, there were outstanding 3,873,738 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [ ] No [X]


                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                    Consolidated Balance Sheets

                                                                           AUGUST         NOVEMBER
                                                                          31, 2000        30, 1999
                                                                        (Un-audited)
                                                                        ------------    -----------
                               Assets
Current assets
   Cash and cash equivalents                                             $    88,060    $    44,536
   Restricted cash                                                            74,937          1,880
   Accounts receivable, net of allowance
         of $105,889 (2000) and  $135,716 (1999)                             617,131        567,945
   Inventories                                                                39,908        101,357
   Prepaid expenses and other current assets                                  72,806         29,274
   Deferred income tax benefit - current                                     347,500        347,500
                                                                         -----------    -----------
      Total current assets                                                 1,240,342      1,092,492
                                                                         -----------    -----------

Property and equipment, at cost, net of accumulated depreciation             122,054        179,768
                                                                         -----------    -----------

Other assets:
   Notes receivable, net:                                                    463,264        587,368
   Deposits and other                                                        170,090        145,902
   Deferred franchise costs, net of accumulated amortization of
        $86,832 (2000) and $73,062 (1999)                                    123,817         95,191
   Capitalized software costs, net                                           502,035        850,854
                                                                         -----------    -----------
      Total other assets                                                   1,259,206      1,679,315
                                                                         -----------    -----------
                                                                         $ 2,621,602    $ 2,951,575
                                                                         ===========    ===========

                Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                $   503,903    $   315,375
   Accrued bonuses & commissions                                             162,169        157,168
   Other accrued expenses                                                     49,307        147,073
   Deferred rent                                                              70,532         55,960
   Due to advertising fund                                                    74,937          1,880
   Preferred dividends payable                                                99,750        133,000
   Notes payable                                                             420,000        120,000
                                                                         -----------    -----------
      Total current liabilities                                            1,380,598        930,456
                                                                         -----------    -----------

Deferred revenue                                                             639,907        663,189

Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value;
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,216.668)                                  2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,738 shares issued and outstanding                                  3,874          3,874
   Additional paid-in capital                                              5,113,995      5,113,995
   Accumulated deficit                                                    (6,733,440)    (5,976,607)
                                                                         -----------    -----------
      Total stockholders' equity                                             601,097      1,357,930
                                                                         -----------    -----------
                                                                         $ 2,621,602    $ 2,951,575
                                                                         ===========    ===========


                          See notes to consolidated financial statements.

                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                   Consolidated Statements of Operations


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         AUGUST 31,    AUGUST 31,    AUGUST 31,     AUGUST 31,
                                                        (Un-audited)  (Un-audited)  (Un-audited)   (Un-audited)
                                                            2000          1999          2000           1999
                                                        -----------   -----------   -----------    -----------
Revenue
    Royalties from franchisees                          $   649,228   $   589,445   $ 2,097,157    $ 1,901,438
    Sales of equipment, supplies, and services              176,554       208,277       666,463        555,359
    Individual franchise fees                               294,550       463,320       653,760        727,770
    Area franchise fees, net                                 10,426       114,000       151,225        294,930
    PSS license & maint fees                                 71,550             0       221,050              0
    Interest Income                                          12,889             0        14,204          3,002
    Other                                                    45,626        49,537        70,540         93,541
                                                        -----------   -----------   -----------    -----------
                                                          1,260,823     1,424,579     3,874,399      3,576,040
                                                        -----------   -----------   -----------    -----------

Costs and expenses
    Selling, general, and administrative                    501,556       506,951     1,832,282      1,455,721
    Cost of sales of equipment, supplies and services       170,143       180,367       694,350        482,086
    Commissions on franchise sales                          102,210       248,118       231,440        376,788
    Royalties paid to area franchises                       252,613       208,097       946,657        754,870
    Advertising                                              29,748        39,348       145,565        111,960
    Depreciation and amortization                            21,000        24,698        63,000         68,798
    Amortization - miscellaneous                              7,299             0        21,807              0
    Impairment of capitalized software costs                      0             0       557,854              0
    Interest                                                 28,420           457        38,527            457
                                                        -----------   -----------   -----------    -----------
                                                          1,112,989     1,208,036     4,531,482      3,250,680
                                                        -----------   -----------   -----------    -----------

Net income (loss)                                           147,834       216,543      (657,083)       325,360

Preferred stock dividend                                     33,250        33,250        99,750         99,750
                                                        -----------   -----------   -----------    -----------

Net income (loss) attributable to common shares         $   114,584   $   183,293   $  (756,833)   $   225,610
                                                        ===========   ===========   ===========    ===========

Basic income (loss) per common share                    $      0.03   $       .05   $     (0.20)   $      0.07


Weighted average number of common shares outstanding      3,873,738     3,873,738     3,873,738      3,451,435


                             See notes to consolidated financial statements.



                       PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                            Consolidated Statements of Cash Flows

                                                                               NINE MONTHS ENDED
                                                                             AUGUST 31,   AUGUST 31,
                                                                                  (Un-audited)
                                                                               2000         1999
                                                                            ---------    ---------
Cash flows from operating activities
     Net (loss) income                                                      $(756,833)   $ 225,610

     Adjustments to reconcile net (loss)income to net cash from operating activities:
            Allowance for Doubtful Accounts                                   (29,827)           0
            Depreciation                                                       63,000       82,561
            Amortization - Miscellaneous                                       21,807            0
            Impairment of Capitalized Software                                557,854            0
            Deferred Rent                                                      14,572       15,952
            Deferred revenue, net                                             (23,282)    (288,961)
            Change in operating assets and liabilities-
                 Restricted cash                                              (73,057)           0
                 Accounts receivable                                          (19,359)    (104,731)
                 Inventories                                                   61,449      (98,652)
                 Prepaids and deferred franchise costs                        (85,928)      51,902
                 Notes receivable                                             124,104       93,006
                 Deposits and other                                           (26,636)     (62,097)
                 Trade accounts payable                                       188,528      229,979
                 Accrued expenses                                             (92,765)     (89,359)
                 Due to Ad Fund                                                73,057       (3,880)
                                                                            ---------    ---------
                       Net cash (used in)provided by operating activities      (3,316)      51,330
                                                                            ---------    ---------

Cash flows from investing activities
     Capital expenditures                                                      (5,286)    (134,636)
     Capitalized trademark expenditures                                        (5,589)           0
     Capitalized software costs                                              (209,035)    (260,276)
                                                                            ---------    ---------
                       Net cash used by investing activities                 (219,910)    (394,912)
                                                                            ---------    ---------

Cash flows from financing activities
     Short-term debt - Borrowing                                              300,000      220,000
     Payment of declared dividends                                                  0     (133,000)
     Preferred stock dividends payable                                        (33,250)      99,750
     Issuance of Common Stock                                                       0       88,425
                                                                            ---------    ---------
                       Net cash provided by financing activities              266,750      275,175
                                                                            ---------    ---------

Net increase/(decrease) in cash and cash equivalents                           43,524      (68,407)

Cash and cash equivalents, beginning of year                                   44,536      234,844
                                                                            ---------    ---------

Cash and cash equivalents, end of period                                    $  88,060    $ 166,437
                                                                            =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                 $  38,527    $     457


                        See notes to consolidated financial statements.

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1 ORGANIZATION AND BUSINESS
--------------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from June 1, 2000 through August 31, 2000, the Company awarded 10 individual franchises. As of August 31, 2000, the Company had 340 domestic and 35 international individual stores operating, and 23 domestic and 7 international area franchises in existence. In addition 22 domestic franchise agreements have been issued for stores not yet operating.

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

     The results of operations for the nine months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company used cash of $3,316 in operations and $219,910 was used in investing activities during the nine months ended August 31, 2000. $266,750 in cash was provided by financing activities during the nine months ended August 31, 2000 with the primary source of these funds being $300,000 borrowed from D.P Kelly & Associates, a significant shareholder. The $300,000 borrowing was combined with the $100,000 borrowed from D.P Kelly & Associates last year into a $400,000 demand note with interest calculated at Bank One of Chicago's prime rate, payable monthly.

     The company also has a $300,000 line of credit with Key Bank. As of August 31, 2000, $20,000 was drawn on the line. Interest on the line is payable monthly at Key Bank's Prime Rate plus 1.5%. The note matures on March 30, 2001 and is renewable.

     Deferred revenue decreased $23,281 to $639,907 as a result of recognizing the sale of new franchises as training was completed. Twenty One new franchisees completed training or opened their store during the period and revenue of $653,760 was recognized on these sales. The Company anticipates that eleven of the fifteen currently deferred individual franchise fees and commissions will be recognized in fiscal 2000.


     RESULTS OF OPERATIONS
     ---------------------

     Three months ended August 31, 2000, compared to three months ended August 31, 1999
     ------------------------------------------------------------------

     Revenues
     --------
     Total revenues decreased $163,756 (11.50%) from $1,424,579 for the three months ended August 31, 1999, to $1,260,823 for the three months ended August 31, 2000. The decrease is primarily attributable to decreases in individual franchise fees (down 36.43% from $463,320 to $294,550), and area franchise fees (down 90.85% from $114,000 to $10,426

     The $59,783 increase in royalties for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999, is due to an increase in average store volume.

     The $31,723 decrease in sales of equipment, services and supplies for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 is due to the decrease in the number of stores sold and opened.

     There was a $103,574 decrease in area franchise fees for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 because no additional areas were sold during the period.

     The $168,770 decrease in individual franchise fees supplies for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 is due to the decreased number of stores sold.

     The $71,550 increase in PSS licensing & maintenance fees for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 is a result of developing a software package and selling licenses and maintenance services to the Company's franchisees.

     Costs and Expenses
     ------------------
     Total expenses decreased $95,047 (7.87%) from $1,208,036 for the three months ended August 31, 1999, to $1,112,989 for the three months ended August 31, 2000. The decrease is primarily attributable to the decrease in commissions on franchise sales (down 58.81% from $248,118 to $102,210).

     The $145,908 decrease in commissions paid on franchise sales for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 is due to the decrease in the number of stores sold.

     The $44,516 increase in royalties paid to area franchisees for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 is due to the increase in royalties and the area in which they are earned. At present, the fastest growing area franchise has the highest % pay-out in royalty rebates and is increasing as a percentage of total rebates.

     The $27,963 increase in interest paid for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 reflects the increase in borrowing by the company.

     Nine months ended August 31, 2000 compared to the nine months ended August 31, 1999
     --------------------------------------------------------------------------

     Revenue
     -------
     Total revenues increased 8.34% or $289,359 for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999. The main increases were in royalties (up 10.29% from $1,901,438 to $2,097,157), sales of equipment supplies and services (up 20.01% from $555,359 to $666,463), individual franchise fees (down 10.17% from $727,770 to $653,760), PSS license & maintenance fees (up from $0 to $221,050).

     The $195,719 increase in royalties for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is due to an increase in average store volume.

     The increase of $111,104 in sales of equipment supplies and services for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is attributable to the Company's entry into the computer hardware sales business.

     The $74,010 decrease in individual franchise fees for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is due to the decrease in number of stores sold.

     There was a $143,705 decrease in area franchise fees for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 because no additional areas were sold during the period. The revenue recognized relates to current year amortization of amounts deferred in prior years.

     The $221,050 increase in PSS license & maintenance fees for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is a result of developing a software package and selling licenses and maintenance services to the Company's franchisees.

     Costs and Expenses
     ------------------
     Costs and expenses increased 39.40% or $1,280,802 for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999. The main increases for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 were in selling, general and administrative, (up 25.87% from $1,455,721 to $1,832,282), cost of sales of equipment and supplies (up 44.03% from $482,086 to $694,350), royalties paid to area franchisees (up 25.41% from $754,870 to $946,657) advertising, (up 30.02% from $111,960 to $145,565) and impairment of capitalized software costs up $557,854 from $0. Commissions on franchise sales decreased 38.58% from $376,788 to $231,440.

     The increase of $376,561 in selling, general and administrative for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is due primarily to Rent expense up $108,000, a result of the inability to find a sub-lessee for the facilities which were vacated on Parker Road, an increase in monthly rent at the new facility on Havana Street and an increase in the allowance for bad debt of $67,648.

     The increase of $212,264 in cost of sales of equipment and supplies for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is due to the company's decision to sell computer hardware to the franchisees. In the previous 9 month period there were no sales of computer hardware and no associated computer hardware cost of goods sold.

     The increase of $191,787 in royalties paid to area franchisees is due to the increase in royalties and the area in which they are earned. At present, the fastest growing area franchise has the highest % payout in royalty rebates and is increasing as a percentage of total rebates.

     The increase of $33,605 in advertising is due primarily to updating the art work in the sales brochures.

     There is a $557,854 increase in impairment of capitalized software costs for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999. A decision was made to re-write the program using a different database to increase the modularity of the program and reduce future maintenance costs. PSS version 1 is currently being used by the franchisees. Portions of version 1 costing $293,000 will be integrated into PSS version 2 and will be amortized over a three-year period along with the PSS version 2 development costs now being incurred. The new PSS version 2 costs are expected to total approximately $250,000 for a combined capital cost of $543,000. For the nine-month period of December 31, 1999 to August 31, 2000, $557,854 of the original development cost was impaired. Amortization of the capitalized costs will begin on the release date of PSS version 2, now estimated as October 31, 2000. This impairment represents a $557,854 write-off as impaired on a total capitalized expenditure of $850,854, amounting to a 65.56% write-off.

     The decrease of $145,348 in commissions on franchise sales for the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 is due to the sale of fewer stores.



                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The company's annual meeting of shareholders was held on June 23, 2000, at which the following items were voted on.

     (1) The election of directors.       The tally for the election of
                                          directors was as follows:

         DIRECTOR                         FOR                    WITHHELD
         --------                         ---                    --------
         J.S. Corcoran                    3,047,588              8,375
         John Grant                       3,047,588              8,375
         F. Edward Gustafson              3,047,988              7,975
         John E. Kelly                    3,047,588              8,375
         Laura K. McGrath                 3,047,588              8,375


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits

          3.1(a) Articles of Incorporation, incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

          3.1(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on January 26,1998 incorporated by reference to Exhibit (3)(b) of the Company's Annual report on Form 10KSB for the fiscal year ended November 30, 1997.

          3.1(c) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on July 13, 1998, incorporated by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

          3.2 Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.


     (b)  Reports on Form 8-K

          None.


Item 27 Financial Data Schedule
-------------------------------

     Filed herewith.*

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PAK MAIL CENTERS OF AMERICA, INC.
                                                (Registrant)
Date: October 11, 2000


                                       By: /s/ John E. Kelly
                                       ---------------------
                                       John E. Kelly
                                       President


                                       By: /s/ James Q. Race
                                       ---------------------
                                       James Q. Race
                                       Secretary and Treasurer