Form 10KSB
period 2000-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2001-02-28
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: November 30, 2000
                           -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file Number:  0-18686

                        PAK MAIL CENTERS OF AMERICA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                       84-0934575
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7173 South Havana, Suite 600, Englewood, CO                 80112
 --------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: 303-957-1000

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $5,162,789.

The aggregate market value of the Issuer's voting stock held as of a recent date by non-affiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 18, 2000, the Issuer had 3,873,747 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES   NO X
                                                  ---  ---

                        PAK MAIL CENTERS OF AMERICA, INC.
                         2000 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                 Page No.
------                                                                 --------

Item 1.           Description of Business....................................1

Item 2.           Description of Property....................................6

Item 3.           Legal Proceedings..........................................6

Item 4.           Submission of Matters to Vote of Security Holders..........7

PART II
-------

Item 5.           Market for Common Equity and Related Stockholder Matters...7

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................7

Item 7.           Financial Statements......................................10

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................11

Part III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act..............................................12

Item 10.          Executive Compensation....................................14

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management................................................16

Item 12.          Certain Relationships and Related Transactions............19

Item 13.          Exhibits and Reports on Form 8-K .........................20

                  Signatures................................................21

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

     (b) Business of Issuer.

         (1)(2) Principal Products or Services; Distribution Methods. The Company's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of November 30, 2000, there were 345 domestic and 44 international individual franchises and 25 domestic and 8 international area agreements in existence.

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

     Area Marketing Agreement

     Each area marketer franchisee enters into an area marketing agreement which requires the payment of an initial fee based upon several factors including population and other demographic factors in the designated geographic region. The area marketing agreement grants the right to market franchises within a specified territory using certain of the Company's trademarks. When an area marketer successfully markets an individual franchise in its territory, the Company typically pays the area marketer 40% to 60% of the franchise fee paid by the individual franchisee. The area marketer receives 50% to 60% of the royalties paid to the Company by individual franchisees in its territory. If an individual franchise is sold in an area where there is no area marketer, the Company retains 100% of all fees and royalties paid by the franchisee. There may be variations in the terms of specific area marketing agreements based on special circumstances affecting the geographic area and the area marketer.

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

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 2000, there were seven international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City and Guadalajara, the Mexican states of Baja California and Sonora and the countries of Chile, Argentina, Venezuela, Honduras, Panama, Nicaragua, El Salvador, Costa Rica, Belize, Guatemala, Australia, New Zealand and Japan. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

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

         (3) Status of New Product or Service. For the fiscal years 1996, 1997, 1998 and 1999, the Company developed a point of sale software program ("PSS") for inclusion in the Pak Mail operating system. The point of sale software contains all of the shipping rates of various carriers and assists the franchisee in selecting the most efficient and cost effective way to ship a package. It also records the transaction for accounting purposes. The franchisees are required to use PSS in the operation of the store. Management's decision to develop PSS was based upon two main issues: software purchased from third parties did not handle specific industry needs and requirements or meet the requirements of the Company's unique markets, and the software previously used was not fully Year 2000 compliant. In August 1999, the Company was granted a copyright registration on the Program. The Company is preparing an application for copyright registration on the current PSS version. Total capitalized expenditures for development of PSS from December 31, 1995 through November 30, 1999 were $850,854. Early release of the Program started in December of 1999 and conversion of the entire franchise system was started in February 2000. After

PSS was used by the franchisees for a month it was determined that PSS was not serviceable as written due to bugs and architecture. A $557,853 impairment of capitalized software costs was recognized and Immedient (Raymond James) was contracted for the re-write. PSS version 1 is currently being used by the franchisees and the re-write is expected to be completed in early 2001. Portions of PSS version 1 costing $293,000 will be integrated into PSS version 2 and will be amortized over a three-year period starting in fiscal 2000. PSS version 2 development costs of approximately $320,000 now being incurred will be amortized over a 3 year period once the software is released. The Company charges the franchisees an annual fee of $500 to $600 for maintaining, servicing and developing updates for the Program as needed. It is expected that PSS version 2 will lower operating costs of the Centers and give Pak Mail franchisees a competitive advantage.

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

         (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principal Register of the United States Patent and Trademark Office ("USPTO"). The service mark was renewed for an additional 10 years in November 2000 and the logo expires in 2005. The Company has registered several other related service marks on the Principal Register of the USPTO, and has registered the service mark "Pak Mail" and the Pak Mail logo in several international countries.

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

         (10) Research and Development. In developing versions 1 and 2 of PSS, the Company spent $124,202 in fiscal 1997, $227,005 in fiscal 1998, $499,647 in fiscal 1999, $211,881 in fiscal 2000 and an estimated $150,000 in 2001. The Company's new franchisees are required to purchase the PSS System when they establish a Center and existing franchisees are required to convert their existing system to that of a PSS System. Other than developing the PSS System, the Company has not engaged in material research and development activities during its last two fiscal years.

         (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

         (12) Employees. As of November 30, 2000, the Company had 16 employees, 1 part-time and 15 full-time.

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

ITEM 3. LEGAL PROCEEDINGS

     On February 4, 2000 the Company filed Arapahoe County District Court Case No. 00 CV 295, Division 5 against its Ramona, California franchisee, Sherry Foreman. The Complaint asserts causes of action for breach of contract and unjust enrichment and seeks to recover $12,415 in past royalties and advertising fees, $63,000 in future royalties and $11,095.33 for sums advanced on Foreman's behalf. The company has obtained a judgement in the amount of $93,000 and is in the process of enforcing the judgement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.
     ----------------------

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 2000, 1999 and 1998 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.
     -----------

     As of November 30, 2000, the Company had 1,134 holders of record of its $0.001 par value common stock.

     (c) Dividends.
     -------------

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company has issued and outstanding 2,216.668 shares of its Series C Preferred Stock, which have a 6% annual dividend payable on March 31 of each year. All dividends have been declared and paid. The Company must pay all dividends in arrears on the Series C Preferred Stock before any dividends may be paid or declared and set aside for payment and before any other distribution may be made on the Company's common stock. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     (d) Recent Sales of Unregistered Securities
     -------------------------------------------

         None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Accounting Principle Imposed by the SEC
--------------------------------------------------

     The Company changed its accounting policy to reflect a decision made by the Securities and Exchange Commission ("SEC") in December 1999 relative to the recognition of area developer/marketer franchise fee revenue. Revenue from area developer/marketer agreements which is not tied to unit sales performance is initially deferred and recognized on a straight line basis over the life of the agreement. The Company's policy in previous fiscal years was to recognize sales to area developers/marketers on a cash received basis. As cash was received on a sales contract, the Company recognized the associated income. The area marketing agreements were typically executed for a 5 year period. Under the method started in 1999, all payments received must be capitalized and amortized over the life of the agreement. The new method was applied retroactively in 1999 on all contracts in existence. Due to this accounting method change, the Company recognized $30,406 in area franchise fee revenue amortized into income during the fiscal year ending November 30, 2000 and $13,400 in fiscal 2001 from sales made in previous fiscal years.

     This change is strictly an accounting reporting issue and has no affect on cash flow or the Company's business operations.

Liquidity and Capital Resources
-------------------------------

     The Company consumed cash in operating activities of $106,841 during fiscal 2000 compared to cash provided from operating activities of $62,310 during fiscal 1999. This use was primarily funded by an increase in the loan from D.P. Kelly & Associates from $100,000 on November 30, 1999 to $400,000 as of November 30, 2000. The cash was used primarily for PSS software development during fiscal 2000. The note from D.P. Kelly & Associates accrues interest at the "Prime Rate" of Bank One, NA, Chicago, Illinois (currently 9%) and is payable upon demand. However, written confirmation assures that no demand will be made within the next 12 month period from December 1st, 2000 to November 31st, 2001. The company believes it will be able to re-pay this note out of working capital when due.

     As of November 30, 2000, the average age of accounts receivable was approximately 68 days. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it. The Company believes that cash flow from operating activities will be adequate to cover capital needs for the next 12 months. The Company anticipates an additional $100,000 will be spent on software development.

Results of Operations
---------------------

     Financial statements for the year ended November 30, 1998 are included strictly for franchising purposes and no comparisons will be included in management's discussion and analysis.

     Fiscal 2000 Compared to Fiscal 1999
     -----------------------------------

     The Company's recorded net loss from operations for fiscal 2000 was $786,584 compared to a net gain of $368,789 in fiscal 1999. The $1,155,373 reduction was attributable to a decrease in recognition of individual franchise sales (down 19.7% from $1,067,130 to $856,890) a decrease in sales of equipment supplies and services (down 24.43% from $1,106,313 to $836,082), a decrease in the gross profit margin on sales of equipment supplies and services (down 20% from a 18% profit to a 2% loss), and an increase in Selling, general and administrative costs (up 25.97% from $2,061,493 to $2,596,832) .

     The $254,212 increase in royalties from franchisees is due to an increase in the average sales volume per store.

     The $270,231 decrease in sales of equipment, supplies and services in fiscal 2000 is the result of fewer store buildouts. Fewer stores were sold in areas not covered by area developers. The area developers tend to do their own store buildout work.

     The $210,240 decrease in individual franchise fees is represented by a decrease in franchise sales recognized during the fiscal year ended November 30, 2000. The Company recognized 48 individual franchises in fiscal 1999 and 33 in fiscal 2000. There was 1 individual franchise awarded but deferred as of November 30, 1999 and 4 individual franchises awarded but deferred as of November 30, 2000. In addition there were 2 deposits on individual franchises deferred as of November 30, 1999 and 3 deposits on individual franchises deferred as of November 30, 2000

     The $94,749 decrease in area franchise fees is due to a lack of sales. Most of the revenue recognized in fiscal 2000 is due to the change in accounting principle from fiscal 1999 and is associated with sales in prior years.

     The $301,175 increase in PSS licensing and maintenance fees is a result of Pak Mail's decision to develop proprietary software. There was no revenue from this activity in 1999 as the related software was released in early fiscal 2000.

     The $96,962 increase in other income is due primarily to a lawsuit settlement of $30,000 and an increase in the number of stores transferred in fiscal 2000.

     The $535,339 increase in Selling, general and administrative is due to an increase in the allowance for bad debt (up $212,822), duplicate rent paid for office space through May of 2000,the date the prior lease expired, (up $54,601), PSS salaries and PSS temporary help not being capitalized, (up $246,741).

     The $53,961 decrease in cost of sales of equipment, supplies and services is the result of fewer store buildouts. Fewer stores were sold in areas not covered by -area developers. The area developers tend to do their own store buildout work.

     The $95,464 increase in royalties paid to area franchisees is due primarily to the higher proportion of stores operating within area franchisee regions during the fiscal year ended November 30, 2000 compared to the same prior year period. Of the 25 stores that closed, 9 were not within area franchise regions whereas only 2 of the 35 new store openings were in regions not controlled by area developers.

     The $140,648 decrease in commissions on franchise sales is the direct result of fewer sales being recognized in fiscal 2000.

     The $139,393 increase in depreciation and amortization is a result of placing the PSS software package in service in February of 2000. Amortization of PSS started on the portion that was not impaired as described in the next paragraph.

     The $557,853 increase in impairment of capitalized software costs for fiscal 2000 is the result of the decision to re-write the program using a different database to increase the modularity of the program and reduce future maintenance costs. PSS version 1 is currently being used by the franchisees. Portions of version 1 costing $293,000 will be integrated into PSS version 2. The initial un-impaired cost of version 1 will be amortized over a three-year period. The PSS version 2 development costs now being incurred will be amortized over a three-year period once the software is released presumably in the first part of fiscal 2001. The new PSS version 2 costs are expected to total approximately $350,000 for a combined capital cost of $643,000. This impairment represents a $557,854 write-off on a total capitalized expenditure of $850,854, amounting to 65.56% of total capitalized expenditures.

     The foregoing discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page. Three years of Financial Statements are presented in this filing. The two most recent years are compared to each other, fiscal 2000 and fiscal 1999. Fiscal 1998 is presented for informational and franchising purposes only.

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


Name, Age and                             Director or              Principal Occupation
Position in the Company                   Officer Since            During the Last Five Years
-----------------------                   -------------            --------------------------
John E. Kelly, 60                         September, 1989          Executive officer of the Company
(President, Chief Executive                                        since September, 1989.
Officer andDirector)

P. Evan Lasky, 59                         March, 1988              Executive officer of the Company
(Executive Vice President and                                      since March, 1988.
Chief Operating Officer)

James Q. Race, 51                         December, 1999           Executive officer of the Company
(Controller, Treasurer,                                            since December, 1999; consultant
Secretary)                                                         for George S. May International
                                                                   Company, a business consulting
                                                                   company, from May, 1999 to
                                                                   December, 1999; Controller of R & S
                                                                   Steel Co. from 1996 to May, 1999;
                                                                   and Controller of Nelowet Business
                                                                   Machines, a copier sales and
                                                                   service company, from 1992 to 1996;
                                                                   President of Ranchers Coal, Inc. a
                                                                   coal strip mining company, from
                                                                   1983 to 1991.

Tonya D. Sarina, 39                       December, 1996           Executive officer of the Company
(Vice President of Sales and                                       since December 1996; marketing
 Marketing)                                                        manager of the Company  from
                                                                   March, 1991 through November,
                                                                   1996.


                                                  12



Name, Age and                 Director or              Principal Occupation
Position in the Company       Officer Since            During the Last Five Years
-----------------------       -------------            --------------------------

Alex Zai, 41                  May, 1996                Executive officer of the Company
(Vice President of                                     since May, 1996; director of store
Store Operations)                                      operations of theCompany since
                                                       April, 1994.

J. S. Corcoran, 57            September, 1989          Self-employed as a business
(Director)                                             consultant since October, 1996;
                                                       executive officer of D.P. Kelly &
                                                       Associates L.P., a firm offering
                                                       management services, from November,
                                                       1988 to January, 1997; executive
                                                       officer of Envirodyne Industries,
                                                       Inc., a manufacturer of food
                                                       packaging and food service
                                                       supplies, from June, 1989 to March,
                                                       1996.

John W. Grant, 76             September, 1989          Retired since September, 1987.
(Director)

F. Edward Gustafson, 59       September, 1989          Executive officer of D.P. Kelly &
(Director)                                             Associates L.P., a firm offering
                                                       management services, since
                                                       November, 1988; executive officer
                                                       of Viskase Companies, Inc., a
                                                       manufacturer of food packaging and
                                                       food service supplies, since June,
                                                       1989; director of Viskase
                                                       Companies, Inc. since December,
                                                       1993; executive officer of Viskase
                                                       Corporation, a wholly-owned
                                                       subsidiary of Viskase Companies,
                                                       Inc., from February, 1990 to
                                                       August, 1993.

Laura K. McGrath 44           September, 1989          General Partner of KMK &
(Director)                                             Associates, an investment
                                                       partnership since May, 1986;
                                                       President of Emerald Valley Farms,
                                                       Inc. a farm land acquisition and
                                                       management company since March,
                                                       1999; Treasurer of the Donald P.
                                                       and Byrd M. Kelly Foundation, a
                                                       family foundation that focuses on
                                                       educational support for non-profit
                                                       organizations, since November,
                                                       1988.

                                          13

     (b) Identification of Certain Significant Employees.

     Not Applicable.

     (c) Family Relationships.

     Not Applicable.

     (d) Involvement in Certain Legal Proceedings.

     Not Applicable.

     (e) Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding common stock to file reports of ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Form 3, 4 and 5 and amendments thereto furnished to the Company during and for the Company's fiscal year ended November 30, 2000, there were no directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5.

ITEM 10. EXECUTIVE COMPENSATION

     Cash Compensation.
     -----------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 2000, November 30, 1999 and November 30, 1998 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                           SUMMARY COMPENSATION TABLE

Name and                                                           Other Annual
Principal Position         Fiscal Year    Salary     Bonus         Compensation
------------------         -----------    ------     -----         ------------
John E. Kelly                 2000       $153,300       -0-(1)      $8,520(2)
President and Chief           1999       $146,000   $33,016(1)      $8,520(2)
Executive Officer             1998       $138,000   $47,472(1)      $7,980(2)
P. Evan Lasky                 2000       $112,000       -0-(1)         -0-
Executive Vice                1999       $102,000   $19,573(1)         -0-
President and Chief           1998       $ 96,000   $28,205(1)         -0-
Operating Officer

     (1) Bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

     (2) The amount for fiscal 2000 and 1999 consists of a $4,800 car allowance and $3,720 of country club dues. 1998 consists of a $4,800 car allowance and $3,180 of country club dues.

     Stock Option Plans.
     ------------------

     Effective January 1, 1999, the Company adopted the 1999 Incentive and Nonstatutory Stock Option Plan ("1999 Plan"). The 1999 Plan authorizes the granting of options to employees and non-employee directors of the Company to purchase an aggregate of 400,000 shares of the Company's common stock. No options may be granted after December 31, 2008 under the 1999 Plan. There were no options issued during the year ended November 30, 2000. For the fiscal year ended November 30, 1999, employees of the Company were issued options under the 1999 Plan to purchase a total of 157,227 shares of the Company's common stock at $.75 per share expiring in December 2009. There were no options issued during the year ended November 30, 1998.

     Options/SAR Grants.
     ------------------

     The following table sets forth the individual grants of stock options made during the last two completed fiscal year to each of the named executive officers:

There were no options granted in fiscal 2000.



                                           Option Grants in Fiscal 2000

                              Number of              Percent of Total
                             Securities              Options Granted
                             Underlying              to Employees in           Exercise
       Name                Options Granted             Fiscal Year               Price          Expiration Date
--------------------      -----------------         -----------------         ----------       ------------------

John E. Kelly                  30,000                     19.1%                  $0.75          December 31, 2009

P. Evan Lasky                  22,000                     14.0%                  $0.75          December 31, 2009


     Long-Term Incentive Plans.
     -------------------------

     Not Applicable.

     Compensation of Directors--Standard Arrangement.
     -----------------------------------------------

     Members of the Board of Directors, other than members who are also officers of the Company, are entitled to receive a fee of $2,000 per year and $250 for each attended meeting of the Board of Directors.

     Compensation of Directors--Other Arrangements.
     ---------------------------------------------

     Not Applicable.

     Employment Contracts and Termination of Employment and Change of Control
     ------------------------------------------------------------------------
Arrangements.
------------

     Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

     The following table sets forth as of November 30, 2000, the number of shares of the Company's $0.001 par value common stock, its only class of outstanding voting securities, beneficially owned by each of the Company's current directors and executive officers, by all of the Company's current directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                       16

Name and Address                        Amount and Nature of
Of Beneficial Holder                   Beneficial Ownership(1)  Percent of Class
--------------------                   -----------------------  ----------------

J. S. Corcoran                              2,405,264(2)                62.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John W. Grant                                     800(3)                  (7)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                         2,931,578(2)(4)(8)          75.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                                  30,000(5)                  (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

P. Evan Lasky                                  22,000(6)                  (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

All directors and executive officers        2,933,378(2)(4)             75.7%
as a group
(9 persons)

D.P. Kelly and Associates, L.P.               492,814                   12.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Donald P. Kelly                             2,966,184(2)(4)             76.6%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.        2,404,264                   62.1%
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

     (7) Less than 1%.

     (8) Includes 6,000 shares of common stock owned by Mr. Gustafson's children, for whom he acts as custodian.


     (c) Changes in Control. Not Applicable.
         ------------------
                                       18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business
            ------------------------------------------------------------
Relationships.
-------------

     None

     (c) Parent Companies. PMIP owns a controlling interest in the Company through its ownership of 2,404,264 shares of common stock, representing approximately 62.1% of the outstanding common stock.

     (d) Transactions With Promoters. Not Applicable.
         ---------------------------
                                       19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         --------

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

(3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(10)(a)*       Individual Franchise Agreement.

(10)(b)*       Area Marketing Agreement.

(10)(c) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1998 incorporated by reference to Exhibit (10)(f) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(d) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1999 incorporated by reference to Exhibit (10)(g) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(e) Pak Mail Centers of America, Inc. 1999 Incentive and Non-statutory Employee Stock Option Plan incorporated by reference to Exhibit (10)(h) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(f)* Contract with Immedient, a software development company to re-write the PSS software. (Scope Document)

(10)(g)*       Promissory Note, D.P. Kelly & Associates, Inc.

(10)(h)* Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet.

(21)*          Subsidiaries of the Registrant.


     * Filed herewith.

     (b) 8-K Reports. None.

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

                                            PAK MAIL CENTERS OF AMERICA, INC.,
                                            a Colorado corporation

                                            By:  /s/  John E. Kelly
                                               --------------------------------
                                                      John E. Kelly, President
                                                      and  Chief Executive
                                                      Officer


                                            By:  /s/  James Q. Race
                                               --------------------------------
                                                      James Q. Race, Controller,
                                                      Treasurer and Secretary
         Dated:   January 25, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title               Signature                        Date
--------------               ---------                        ----

J.S. Corcoran                /s/  J.S. Corcoran               February 25, 2001
Director                     ---------------------------



John W. Grant                /s/  John W. Grant               February 25, 2001
Director                     ---------------------------


F. Edward Gustafson          /s/  F. Edward Gustafson         February 25, 2001
Director                     ---------------------------


John E. Kelly                /s/  John E. Kelly               February 25, 2001
Director                     ---------------------------

[GRAPHIC OMITTED]

                        PAK MAIL CENTERS OF AMERICA, INC.
                                 AND SUBSIDIARY

                      Consolidated Financial Statements and
                          Independent Auditors' Report
                           November 30, 2000 and 1999



                                                    Ehrhardt
                                                    Keefe
                                                    Steiner &
                                                    Hottman PC

                                                    Certified Public Accountants
                                                    and Consultants

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY



                   Index to Consolidated Financial Statements
                   ------------------------------------------


                                                                         Page
                                                                         ----


Independent Auditors' Report.............................................F-1

Financial Statements

        Consolidated Balance Sheets - November 30, 2000 and 1999.........F-2

        Consolidated Statements of Operations - For the Years Ended
         November 30, 2000, 1999 and 1998................................F-3

        Consolidated Statement of Stockholders' Equity - For the
         Years Ended November 30, 2000, 1999 and 1998....................F-4

        Consolidated Statements of Cash Flows - For the Years Ended
         November 30, 2000, 1999 and 1998................................F-5

Notes to Consolidated Financial Statements...............................F-6

                                                    Ehrhardt
                                                    Keefe
                                                    Steiner &
                                                    Hottman PC

                                                    Certified Public Accountants
                                                    and Consultants


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with generally accepted accounting principles.




                                        /s/ Ehrhardt Keefe Steiner & Hottman PC

                                            Ehrhardt Keefe Steiner & Hottman PC
January 5, 2001
Denver, Colorado

          7979 E. Tufts Avenue, Suite 400 Denver, Colorado 80237-2843
                         303 740-9400 Fax 303 740 9009

 Member of The Leading Edge Alliance, DFK International and PKF International -
                     Providing Services in Cities Worldwide

                           PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Balance Sheets

                                                                            November 30,
                                                                 ------------------------------------
                                                                     2000                     1999
                                                                 -----------              -----------
                                               Assets
Current assets
   Cash and cash equivalents                                     $      --                $    44,536
   Restricted cash                                                    11,129                    1,880
   Accounts receivable, net of allowance
     of $127,438 (2000) and $135,716 (1999)
                                                                     556,437                  567,945
   Inventories                                                        44,283                  101,357
   Prepaid expenses and other current assets                          22,686                   29,274
   Deferred income tax benefit - current                             347,500                  347,500
                                                                 -----------              -----------
       Total current assets                                          982,035                1,092,492
                                                                 -----------              -----------

Furniture and equipment, net of accumulated depreciation             136,256                  179,768
                                                                 -----------              -----------

Other assets
   Notes receivable, net                                             456,130                  587,368
   Deposits and other                                                157,274                  145,902
   Deferred franchise costs, net of accumulated
    amortization of $117,251 (2000)
    and $73,062 (1999)                                                66,862                   95,191
   Capitalized software costs, net of accumulated
    amortization of $81,390 (2000)
    and $0(1999)                                                     423,491                  850,854
                                                                 -----------              -----------
       Total other assets                                          1,103,757                1,679,315
                                                                 -----------              -----------

                                                                 $ 2,222,048              $ 2,951,575
                                                                 ===========              ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                        $   317,231              $   315,375
   Accrued bonuses and commissions                                      --                    157,168
   Other accrued expenses                                            212,659                  147,073
   Deferred rent                                                      70,434                   55,960
   Due to advertising fund                                            11,129                    1,880
   Preferred stock dividends payable                                 133,000                  133,000
   Notes payable                                                        --                    120,000
   Current portion of capital lease obligation                        10,520                     --
                                                                 -----------              -----------
       Total current liabilities                                     754,973                  930,456
                                                                 -----------              -----------
Long-term liabilities
   Deferred revenue                                                  607,120                  663,189
   Notes payable - shareholder                                       400,000                     --
   Capital lease obligation                                           21,608                     --
                                                                 -----------              -----------
       Total long-term liabilities                                 1,028,728                  663,189
                                                                 -----------              -----------
Commitments

Stockholders' equity
   Series C redeemable  preferred stock,
    $1,000 par value; 6% cumulative; 2,500
    shares authorized 2,216 shares issued
    and outstanding (liquidation
    preference $2,349,668)                                         2,216,668                2,216,668
   Common stock, $.001 par value; 200,000,000
    shares authorized, 3,873,747
    shares issued and outstanding                                      3,874                    3,874
   Additional paid-in capital                                      5,113,995                5,113,995
   Accumulated deficit                                            (6,896,190)              (5,976,607)
                                                                 -----------              -----------
       Total stockholders' equity                                    438,347                1,357,930
                                                                 -----------              -----------

                                                                 $ 2,222,048              $ 2,951,575
                                                                 ===========              ===========

                            See notes to consolidated financial statements.




                                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                             Consolidated Statements of Operations

                                                                                   For the Years Ended
                                                                                        November 30,
                                                                   -----------------------------------------------------
                                                                       2000                1999                  1998
                                                                   -----------          -----------          -----------
Revenue
    Royalties from franchisees                                     $ 2,709,764          $ 2,455,552          $ 2,225,581
    Individual franchise fees                                          856,890            1,067,130              860,800
    Sales of equipment, supplies, and services                         836,082            1,106,313              749,071
    Area franchise fees                                                206,425              301,174              683,633
    Software licensing and service                                     301,175                 --                   --
    Interest income and other                                          252,453              155,491               96,382
                                                                   -----------          -----------          -----------
                                                                     5,162,789            5,085,660            4,615,467
                                                                   -----------          -----------          -----------
Costs and expenses
    Selling, general and administrative                              2,596,832            2,061,493            1,859,272
    Cost of sales of equipment, supplies and services                  852,732              906,693              672,451
    Royalties paid to area franchisees                               1,070,974              975,510              828,848
    Commissions on franchise sales                                     398,884              539,532              589,357
    Advertising                                                        171,844              143,429              166,698
    Depreciation and amortization                                      224,839               85,446               66,463
    Interest                                                            63,193                4,768                1,692
                                                                   -----------          -----------          -----------
                                                                     5,379,298            4,716,871            4,184,781
                                                                   -----------          -----------          -----------

(Loss) income from operations                                         (216,509)             368,789              430,686

Other expenses
    Impairment capitalized software costs                             (557,853)                --                   --
    Loss on asset disposition                                          (12,221)                --                   --
                                                                   -----------          -----------          -----------
                                                                      (570,074)                --                   --
                                                                   -----------          -----------          -----------

(Loss) income before                                                  (786,583)             368,789              430,686
    Income tax benefit                                                    --                   --                138,900
                                                                   -----------          -----------          -----------
Net (loss) income before preferred
  dividends and cumulative effect of
  change in accounting principle                                      (786,583)             368,789              569,586

Preferred stock dividend                                              (133,000)            (133,000)            (133,000)
                                                                   -----------          -----------          -----------
Net (loss) income before cumulative
 effect of change in accounting principle                             (919,583)             235,789              436,586

Cumulative effect of change in
  accounting principle, net of income tax
  benefit of $72,500                                                      --               (140,728)                --
                                                                   -----------          -----------          -----------
Net(loss) income and comprehensive (loss)
  income attributed to common shares                               $  (919,583)         $    95,061          $   436,586
                                                                   ===========          ===========          ===========
Net (loss) income per share - basic
    Net (loss) income per share before
     cumulative effect of change in
     accounting principle                                                 (.26)                 .07                  .15
    Cumulative effect of changes in
     accounting principle                                                 --                   (.04)                --
                                                                   -----------          -----------          -----------

Basic net (loss) income per share of common stock                  $      (.26)         $       .03          $       .15
                                                                   ===========          ===========          ===========

Net (loss) income per share - diluted
    Net income per share before cumulative
     effect of change in accounting principle                             (.26)                 .07                  .12
    Cumulative effect of change in accounting principle                   --                   (.04)                --
                                                                   -----------          -----------          -----------

Diluted net (loss) income per share of common stock                $      (.26)         $       .03          $       .12
                                                                   ===========          ===========          ===========
Weighted average common shares outstanding

Weighted average common shares outstanding - basic                   3,568,494            3,568,494            2,989,483
                                                                   ===========          ===========          ===========

Weighted average common shares outstanding - diluted                 3,568,494            3,568,494            3,716,489
                                                                   ===========          ===========          ===========

                                          See notes to consolidated financial statements.



                                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                          Consolidated Statement of Stockholders' Equity
                                       For the Years Ended November 30, 2000, 1999 and 1998


                                       Preferred Stock
                                          Series C                 Common Stock            Additional                     Total
                                --------------------------  ---------------------------     Paid-in      Accumulated   Stockholders'
                                    Shares       Amount         Shares       Amount         Capital       Deficit        Equity
                                ------------  ------------  ------------  ------------    -----------  ------------    ------------

Balance, November 30, 1997             2,216   $ 2,216,668    2,989,483    $    2,990     $ 5,026,453  $ (6,508,254)   $    737,857

Net income                                -             -            -             -               -        436,586         436,586
                                 -----------   -----------   ----------    ----------     -----------   -----------    ------------

Balance, November 30, 1998             2,216     2,216,668    2,989,483         2,990       5,026,453    (6,071,668)      1,174,443

Warrants exercised                        -             -       884,264           884          87,542            -           88,426

Net income                                -             -            -             -                         95,061          95,061
                                 -----------   -----------   ----------    ----------     -----------   -----------    ------------

Balance, November 30, 1999             2,216     2,216,668    3,873,747         3,874       5,113,995    (5,976,607)      1,357,930

Net loss                                  -             -            -             -               -       (919,583)       (919,583)
                                 -----------   -----------   ----------    ----------     -----------   -----------    ------------

Balance, November 30, 2000             2,216   $ 2,216,668    3,873,747    $    3,874     $ 5,113,995   $(6,896,190)   $    438,347
                                 ===========   ===========   ==========    ==========     ===========   ===========    ============


                                          See notes to consolidated financial statements.



                                      PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                            Consolidated Statements of Cash Flows

                                                                                          For the Years Ended
                                                                                               November 30,
                                                                               -------------------------------------------
                                                                                  2000            1999             1998
                                                                               ---------        ---------        ---------
Cash flows from operating activities
    Net (loss) income                                                          $(919,583)       $  95,061        $ 436,586
                                                                               ---------        ---------        ---------
    Adjustments to reconcile net (loss)
     income cash provided by operating activities -
        Depreciation and amortization                                            224,839           85,446           66,463
        Provision for loss on accounts receivable                                  8,278           65,735          (31,058)
        Provision for loss on notes receivable                                    27,086             --             (8,039)
        Bad debts                                                                255,381           42,559           36,850
        Deferred franchise costs                                                 (15,860)          84,190          (40,140)
        Franchise fee revenue financed through notes receivable                     --            (48,786)         (39,257)
        Deferred income taxes                                                       --            (72,500)        (138,900)
        Impairment of capitalized software                                       557,853             --               --
        Changes in operating assets and liabilities -
             Accounts receivable                                                (235,595)        (310,962)        (108,278)
             Inventories                                                          57,074          (45,120)         (21,723)
             Prepaid expenses and other current assets                             6,588            8,226           (5,695)
             Trade accounts payable                                                1,856          125,621           (1,811)
             Accrued expenses and deferred rent                                  (77,108)         175,786           20,095
             Due to advertising fund                                               9,249           (2,000)         (19,900)
             Deferred revenue                                                     (6,899)        (140,946)          66,642
                                                                               ---------        ---------        ---------
                                                                                 812,742          (32,751)        (224,751)
                                                                               ---------        ---------        ---------
                 Net cash (used in) provided by operating activities            (106,841)          62,310          211,835
                                                                               ---------        ---------        ---------

Cash flows from investing activities
    Capital expenditures                                                         (82,799)        (136,694)         (96,389)
    Capitalized software costs                                                  (211,880)        (499,647)        (227,005)
    Deposits and other                                                           (11,372)         (50,649)          (5,123)
    Payments on notes receivable                                                 109,154          227,826          207,341
                                                                               ---------        ---------        ---------
                 Net cash used in investing activities                          (196,897)        (459,164)        (121,176)
                                                                               ---------        ---------        ---------

Cash flows from financing activities
    Payments on notes payable and capital lease obligations                      (31,549)            --           (100,000)
    Advances on notes payable                                                    300,000          120,000             --
    Preferred stock dividends accrued                                            133,000          133,000          133,000
    Preferred stock dividends paid                                              (133,000)        (133,000)            --
    Proceeds from sale of stock                                                     --             88,426             --
    Decrease in restricted cash                                                   (9,249)           2,000           19,900
                                                                               ---------        ---------        ---------
                 Net cash provided by financing activities                       259,202          210,426           52,900
                                                                               ---------        ---------        ---------

Net (decrease) increase in cash and cash equivalents                             (44,536)        (186,428)         143,559

Cash and cash equivalents, beginning of year                                      44,536          230,964           87,405
                                                                               ---------        ---------        ---------

Cash and cash equivalents, end of year                                         $    --          $  44,536        $ 230,964
                                                                               =========        =========        =========

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest was approximately $63,194 (2000), $4,768 (1999) and $1,700 (1998).

Supplemental schedule of non-cash investing and financing activities:
        At November 30, 2000, 1999 and 1998 $49,170, $100,000 and $103,975 of notes receivable additions are included in deferred revenue, respectively.

        During 2000, the Company incurred capital lease obligations and recorded related equipment of $43,677.

                                     See notes to consolidated financial statements.

                                                      F-5

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
------------

Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail Retail and Service Centers, which specialize in custom packaging of items to be mailed or shipped throughout the United States and Mexico.

The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc., collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The following table summarizes the number of Pak Mail Retail and Service Centers in operation during the last three fiscal years:

                                                      November 30,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Franchises:
    Franchise centers in operation:
           Domestic                               345         349         315
           International                           44          33          17
    Rights to franchise centers sold
      and not in operation                         29          37          27
                                             --------     -------     -------

                                                  418         419         359
                                             ========     =======     =======

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including accounts receivable, accounts payable and accrued expenses approximate fair values as of November 30, 2000, as a result of the relatively short maturity of these instruments.

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

Franchise Fee Revenue Recognition
---------------------------------

The Company has awarded franchise rights under the following franchise agreements:

o Individual franchise agreement - Right to operate one store at a location to be determined. Franchise fees are payable in cash or notes upon execution of agreement.

o Area developer agreement - Right to develop stores within a specified geographic area. The area franchise fee (based upon the estimated development potential of the area) is payable in cash and notes upon execution of the area developer agreement. Upon awarding of individual franchises within the franchise area, the Company typically receives 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area. Although the Company currently has several franchises operating under this agreement, during fiscal year 1994, the Company changed the terms of this agreement as specified in the area marketing agreement below.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Franchise Fee Revenue Recognition (continued)
---------------------------------------------

o Area marketing agreement - Right to market franchises within a specified geographic region. The area marketing fee is payable in cash and notes upon execution of the area marketing agreement. Upon selling of individual franchises within the area, the Company typically receives 60% of the individual franchise fee and the area marketer receives 40%. The area marketer receives 50% of the royalties from individual franchisees within the area.

o International area franchise agreement - Right to market franchises within a designated country or specified geographic region. The international franchise fee is payable in cash and notes upon execution of the franchise agreement. The Company's participation in franchise fees and royalties for individual franchises sold within the international area are negotiated on a case-by-case basis. Additionally, the Company agrees to train all new individual franchisees for a flat fee.

Individual franchise fees outside a marketing or development area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company and the franchise has commenced operations.

Prior to December 1, 1998, area marketing fees were recognized as income upon completion of the initial training by the area marketer and collection of the marketing fee. Effective December 1, 1998, the Company changed its accounting policy based on an SEC directive related to the recognition of area marketing agreement fees to one that recognizes such fees on a straight-line basis over the effective term of the agreement, which is five years or as stores within the area are opened. The effect of the change in fiscal 1999 resulted in the deferral of $213,228 of net revenue previously recognized in prior years. This change was reported as a cumulative effect of change in accounting principle of $140,728 (net of $72,500 in income tax benefits) and is included in the net income in fiscal 1999. Fiscal years 2000 and 1999 income included $30,400 and $114,628 of amortized deferred net revenue related to area marketing agreement fees that had been previously recognized in prior years.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and 138 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), which was effective July 1, 2000, except that certain conclusions in this interpretation, which cover specific events that occur after either December 15, 2998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Capitalized Software Costs
--------------------------

Capitalized software costs consist of costs of internally developed software developed for sale to franchisees. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs are provided on a product-by-product basis using the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs. The software was placed in service by the majority of the franchises in February 2000. As such, no amortization was recorded during fiscal year 1999, amortization in 2000 is $81,390. After two months of use, it became apparent that the software was not working as intended. The Company contracted with a software development company to rewrite a significant portion of the program for approximately $230,000. Management's analysis indicated that approximately $557,853 of the originally capitalized asset needed to be written off as an impaired asset.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments in high credit quality financial institutions, which at times may exceed federally insured limits. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, at November 30, 2000, approximately $347,353 of notes receivable are offset by comparable amounts in deferred revenue.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Use of Estimates (continued)
----------------------------

The Company has recorded an allowance for doubtful collection on accounts receivable and notes receivable. These allowances are continually reviewed based upon changes in the nature of the amounts outstanding. Accordingly, the allowances are subject to changes due to circumstances not presently known.

The Company has recorded a valuation allowance for potentially unrealizable deferred tax assets. This allowance is reviewed based upon historical and projected financial results of the Company. Accordingly, the allowance is subject to changes due to circumstances not presently known.

Advertising Costs
-----------------

Advertising costs are expensed in the period incurred.

Reclassifications
-----------------

Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.


Note 2 - Furniture and Equipment
--------------------------------

Furniture and equipment consists of the following:
                                                            November 30,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------

Office equipment                                    $ 196,260         $ 483,853
Furniture and fixtures                                228,088           197,960
                                                    ---------         ---------
                                                      424,348           681,813
Less accumulated depreciation                        (288,092)         (502,045)
                                                    ---------         ---------

                                                    $ 136,256         $ 179,768
                                                    =========         =========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 3 - Capital Lease Obligations
----------------------------------

The Company is obligated under a capital lease. The total cost and accumulated depreciation of equipment under the capital lease was $43,677 and $13,649, respectively at November 30, 2000. The Company entered into a four-year lease for cubicle structures with a monthly payment of $1,223, expiring in August 2003.

The future minimum lease payments due under capital leases are as follows at November 30, 2000:

2001                                                         $       14,676
2002                                                                 14,676
2003                                                                  9,784
                                                             --------------
Future minimum payments                                              39,136
Less interest                                                        (7,008)
                                                             --------------
                                                                     32,128
Less current portion                                                (10,520)
                                                             --------------

Long-term capital lease obligation                           $       21,608
                                                             ==============


Note 4 - Notes Receivable
-------------------------

Notes receivable consist of franchise fees and area marketer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise centers. Most of the notes are personally guaranteed by the owners of each franchise.

Notes receivable consist of the following:

                                                                             November 30,
                                                                 --------------------------------------
                                                                       2000                   1999
                                                                 ---------------          -------------
Non-interest-bearing notes; interest
imputed at 7%, net of unamortized discounts
of $3,039 and $3,039 in 2000 and 1999, respectively.              $     296,420           $     342,244

Interest-bearing notes; interest rates from 6% to 8%                    177,718                 290,218
                                                                  -------------           -------------
                                                                        474,138                 632,462
       Less allowance for doubtful collections                          (18,008)                (45,094)
                                                                  -------------           -------------

                                                                  $     456,130           $     587,368
                                                                  =============           =============

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 4 - Notes Receivable (continued)
-------------------------------------

It is the Company's policy not to impute interest on the notes, which are included in deferred revenue. Included in these notes are financed area marketer fees, the maturities of which are based upon the expected opening of franchises within the area.

Future minimum principal payments to be received pursuant to the notes are as follows:

      Year Ending November 30,

                2001                                          $      169,982
                2002                                                  98,799
                2003                                                  85,920
                2004                                                  61,092
                2005                                                  29,212
               Thereafter                                             32,172
                                                              --------------
                                                                     477,177
               Less unamortized discount                              (3,039)
                                                              --------------
                                                                     474,138

               Less allowance for doubtful collections               (18,008)
                                                              --------------

                                                              $      456,130
                                                              ==============

At the time the notes receivable are executed, the Company reserves an allowance for doubtful collections. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes, which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.


Note 5 - Long-Term Debt
-----------------------

The Company has a long-term, $400,000 note payable to the majority shareholder requiring the balance plus interest at prime rate (9.5%) to be paid upon demand subsequent to January 2002. The note is unsecured.

The Company has a $300,000 line-of-credit agreement requiring monthly interest payments at 1.5% over prime (11%) and maturing March 2001. The balance outstanding at November 30, 2000 was $0.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Stockholders' Equity
-----------------------------

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


Note 7 - Stock Option Plan
--------------------------

The 1999 Incentive and Non-statutory Stock Option Plan (the Plan) authorizes the issuance of up to 400,000 shares of the Company's Common Stock. The Plan will remain in effect until December 31, 2008 unless terminated earlier by action of the Board. All employees of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest one-third per year upon each of the first three anniversaries of the issue date and have a term of ten years from the date of issue.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 7 - Stock Option Plan (continued)
--------------------------------------

The following is a summary of options granted:

                                                                                                                Weighted
                                                       Incentive          Weighted                               Average
                                                     Stock Options        Average                             Exercise Price -
                                                         and              Exercise         Currently           Currently
                                                       Warrants            Price           Exercisable         Exercisable

Outstanding November 30, 1998                               884,264                .10           884,264                  .10
                                                   ----------------   ----------------   ---------------      ---------------

    Options and warrants exercised                         (884,264)               .10          (884,264)                 .10
    Options and warrants granted                            157,227                .75           157,227                  .75
                                                   ----------------   ----------------   ---------------      ---------------

Outstanding November 30, 1999                               157,227   $            .75           157,227      $           .75
                                                   ----------------   ----------------   ---------------      ---------------

    Options and warrants exercised                               -                  -                 -                    -
    Options and warrants granted                                 -                  -                 -                    -
                                                   ----------------   ----------------   ---------------     ---------------


Outstanding November 30, 2000                               157,227   $            .75           157,227      $           .75
                                                   ================   ================   ===============      ===============

The weighted average fair value of all warrants granted during 1999 was $.45.

                                                          November 30, 2000
                                                  Options and Warrants Outstanding
                                                                                     Weighted
                                                                   Weighted          Average
                                                                   Average           Remaining
                                         Number                   Exercise           Contractual
Range of Exercise Price                Outstanding                 Price                Life
                                    -------------------     -------------------      ------------

$.75                                      157,227                   .75                9.08

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all non-employees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 7 - Stock Option Plan (continued)
--------------------------------------

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the year ended November 30, 1999, employees of the Company were issued options to purchase a total of 157,227 shares of the Company's common stock at $.75 per share expiring in December 2009. There were no options issued during the year ended November 30, 1998 or 2000.

Had compensation cost for the Company's issuances of stock options during the year ended November 30, 1999 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1999 net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                                                                   November 30,
                                                                      1999
                                                                   ------------
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

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (EPS) computations:


                                                                         For the Year Ended November 30, 1998
                                                            --------------------------------------------------------------
                                                                  Income                 Shares              Per-Share
                                                               (Numerator)           (Denominator)             Amount
                                                            -------------------    ------------------    -----------------
Net income                                                  $           569,586
Less preferred stock dividends                                         (133,000)
                                                            -------------------

Basic EPS
  Income available to common stockholders                               436,586              2,989,483   $             .15
                                                            -------------------                          =================

Effect of dilutive securities
  Warrants                                                                   -                 727,006
                                                            -------------------    -------------------

Diluted EPS
  Income available to common stockholders
  plus assumed conversions                                              436,586              3,716,489   $             .12
                                                            ===================    ===================   =================

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 7 - Stock Option Plan (continued)
--------------------------------------

For November 30, 2000 and 1999, the options to acquire 157,227 shares of common stock are excluded as their effect would be antidilutive.


Note 8 - Advertising Fund
-------------------------

The Company has established an advertising trust to administer funds collected from franchisees for advertising. The advertising trust is a separate legal entity and, therefore, the Company is not contingently liable for any trust liabilities incurred; nor is the trust activity reflected in the accompanying consolidated financial statements.


Note 9 - Restricted Cash
------------------------

At November 30, 2000 and 1999, the amounts due the advertising trust of $11,129 and $1,880, respectively, are included in restricted cash.


Note 10 - Income Taxes
----------------------

During 2000, 1999 and 1998 the Company utilized approximately $0, $80,000 and $58,000 in net operating loss carryforwards to offset current taxable income. This resulted in tax savings of approximately $0, $27,000 and $20,000, respectively. The Company's valuation allowance on its remaining net operating loss carryforward is an estimate based on the Company's ability to utilize net operating loss carryforwards to offset taxable income projected in future years.

The components of long-term deferred tax assets are as follows:


                                                                               November 30,
                                                     ----------------------------------------------------------------
                                                           2000                    1999                    1998
                                                     ----------------        ----------------        ----------------
    Deferred tax assets
           Net operating loss carryforward           $      2,176,000        $      2,034,000        $      2,061,600
           Reserves and other deferrals                       162,000                 174,000                  41,300
           Depreciation and amortization                     (145,000)               (301,000)               (111,000)
                                                     ----------------        ----------------        ----------------
                  Total deferred tax assets                 2,193,000               1,907,000               1,991,900
           Valuation allowance                             (1,845,500)             (1,559,500)             (1,716,900)
                                                     ----------------        ----------------        ----------------

                                                     $        347,500        $        347,500        $        275,000
                                                     ================        ================        ================

At November 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $6,400,000. If not used, these carryforwards will expire in varying amounts during the years 2001 to 2020.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 11 - Employee Benefit Plan
-------------------------------

Effective December 1, 1991, the Company established the Pak Mail 401(k) Profit Sharing Plan (the Plan). All employees of the Company who are 21 years of age and have completed one year of eligibility service, as defined, may participate in the Plan. Participants may make tax deferred contributions in any amount up to the maximum allowable under current federal tax laws. The Company will contribute an amount equal to 50% of each participant's contribution, limited to 3% of the participant's compensation as defined in the Plan. Contributions made by the Company in connection with the Plan were approximately $25,610 (2000) and $14,900 (1999).


Note 12 - Commitments
---------------------

Operating Lease Commitments
---------------------------

The Company leases office space and office equipment under noncancelable operating leases. Aggregate future minimum rental commitments for these operating leases as of November 30, 2000 are as follows:

         Year Ending November 30,
         ------------------------

                 2001                                     $       261,295
                 2002                                             255,999
                 2003                                             254,153
                 2004                                             246,384
                 2005                                             248,643
                 Thereafter                                       104,211
                                                          ---------------

                                                          $     1,370,685
                                                          ===============


Rental expense for 2000 and 1999 and 1998 was approximately $342,000, $287,000, and $198,000, respectively.

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

(3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

(10)(a)*       Individual Franchise Agreement.

(10)(b)*       Area Marketing Agreement.

(10)(c) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1998 incorporated by reference to Exhibit (10)(f) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(d) Pak Mail Centers of America, Inc. Management Incentive Plan for Fiscal Year 1999 incorporated by reference to Exhibit (10)(g) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(e) Pak Mail Centers of America, Inc. 1999 Incentive and Non-statutory Employee Stock Option Plan incorporated by reference to Exhibit (10)(h) of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998.

(10)(f)* Contract with Immedient, a software development company to re-write the PSS software. (Scope Document)

(10)(g)*       Promissory Note, D.P. Kelly & Associates, Inc.

(10)(h)* Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet.

(21)*          Subsidiaries of the Registrant.


     * Filed herewith.