Form 10KSB/A
period 2000-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2001-03-16
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       To
                                   FORM 10-KSB


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

The following table summarizes the number of Pak Mail Retail and Service Centers in operation during the last three fiscal years:


                                                      November 30,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Franchises:
    Franchise centers in operation:
           Domestic                               345         332         318
           International                           44          33          17
    Rights to franchise centers sold
      and not in operation                         29          37          27
                                             --------     -------     -------

                                                  418         402         362
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