Form 10QSB
period 2001-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 2001-04-16
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Colorado                                       84-0934575
           --------                                       ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

7173 S. Havana St., Englewood, Colorado                     80112
---------------------------------------                     -----
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

As of February 28, 2001, there were outstanding 3,873,737 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [ ] No [X]

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1   ORGANIZATION AND BUSINESS
----------------------------------

     Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 2000 through February 28, 2001, the Company awarded 7 individual franchises. As of February 28, 2001, the Company had 381 domestic and international individual franchise agreements in existence and 36 area franchises in existence.

     The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


Note 2   BASIS OF PRESENTATION
------------------------------

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

     The results of operations for the three months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.


                                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                   Consolidated Balance Sheets

                                                                           FEBRUARY       NOVEMBER
                                                                           28, 2001       30, 2000
                                                                          Un-Audited       Audited
                                                                          -----------    -----------
                                             Assets
Current assets
   Cash and cash equivalents                                              $   389,792    $    11,129
   Restricted cash                                                                847           --
   Accounts receivable, net of allowance
         of $142,575 (2001) and $127,438 (2000)                               457,374        556,437
   Inventories                                                                 65,481         44,283
   Prepaid expenses and other current assets                                   33,286         22,686
   Deferred income tax benefit - current                                      347,500        347,500
                                                                          -----------    -----------
      Total current assets                                                  1,294,280        982,035
                                                                          -----------    -----------

Property and equipment, at cost, net of accumulated depreciation              113,934        136,256
                                                                          -----------    -----------

Other assets:
   Notes receivable, net of allowance
         of $19,010 (2001) and $21,047 (2000)                                 427,625        456,130
   Deposits and other                                                         139,744        157,274
   Deferred franchise costs, net of accumulated amortization of
       $121,841 (2001) and $117,251 (2000)                                     53,297         66,862
   Capitalized software costs, net                                            459,708        423,491
                                                                          -----------    -----------
      Total other assets                                                    1,080,374      1,103,757
                                                                          -----------    -----------

                                                                          $ 2,488,588    $ 2,222,048
                                                                          ===========    ===========

                              Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                 $   288,385    $   317,231
   Accrued commissions                                                           --             --
   Other accrued expenses                                                     236,656        212,659
   Deferred Rent                                                               68,507         70,434
   Due to advertising fund                                                        847         11,129
   Preferred dividends payable                                                166,250        133,000
   Notes payable                                                                                --
Current portion of capital lease obligation                                    10,520         10,520
                                                                          -----------    -----------
      Total current liabilities                                               771,165        754,973
                                                                          -----------    -----------

Long -term liabilities
  Deferred revenue                                                            825,415        607,120
  Notes payable                                                               400,000        400,000
  Capita l lease obligation                                                    18,978         21,608
                                                                          -----------    -----------
        Total long-term liabilities                                         1,244,393      1,028,728
                                                                          -----------    -----------

Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value; 6% cumulative
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,382,918)                                   2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,873,737 shares issued and outstanding as of 02/28/2001 and
      3,873,737 shares issued and outstanding as of 11/30/2000                  3,874          3,874
   Additional paid-in capital                                               5,113,995      5,113,995
   Accumulated deficit                                                     (6,861,507)    (6,896,190)
                                                                          -----------    -----------
      Total stockholders' equity                                              473,030        438,347
                                                                          -----------    -----------
                                                                          $ 2,488,588    $ 2,222,048
                                                                          ===========    ===========

                         See notes to consolidated financial statements.

                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                               Consolidated Statement of Operations

                                                                              THREE MONTHS ENDED
                                                                                  February 28
                                                                                   Un-audited
                                                                           --------------------------
                                                                              2001            2000
                                                                           -----------    -----------
Revenue
    Royalties from franchisees                                             $   857,201    $   819,636
    Sales of equipment, supplies, and services                                  75,870        236,220
    Individual franchise fees                                                  183,880         53,900
    Area franchise fees, net                                                    76,235        123,820
    PSS licensing & maintenance fees                                            50,500         61,350
    Interest Income                                                              4,097             34
    Other                                                                       33,615         29,813
                                                                           -----------    -----------
                                                                             1,281,398      1,324,773
                                                                           -----------    -----------

Costs and expenses
    Selling, general, and administrative                                       522,938        632,416
    Cost of sales of equipment, supplies and services                           89,658        296,134
    Commissions on franchise sales                                              96,625         32,340
    Royalties paid to area franchises                                          388,191        426,838
    Advertising                                                                 45,161         66,032
    Loss on investment in assets held for resale                                  --             --
    Depreciation                                                                21,000         21,000
    Amortization - miscellaneous                                                34,446          4,776
    Impairment of capitalized software costs                                      --          197,433
    Interest                                                                    15,446          2,193
                                                                           -----------    -----------
                                                                             1,213,465      1,679,162
                                                                           -----------    -----------

Net income(loss)                                                                67,933*      (354,389)

Preferred stock dividend                                                        33,250           --
                                                                           -----------    -----------

Net income(loss) attributable to common shares                             $    34,683    $  (354,389)
                                                                           ===========    ===========

Basic and diluted income (loss) per common share                           $      0.01    $     (0.09)
                                                                           ===========    ===========

Weighted average number of common shares outstanding - basic and diluted     3,873,737      3,873,737
                                                                           ===========    ===========


* No provision for income tax expense is included as the Company has approximately $2,000,000 in net operating loss carry-forwards to offset future taxable income.

See notes to consolidated financial statements.


                        PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                              Consolidated Statement of Cash Flows

                                                                              THREE MONTHS ENDED
                                                                           February 28  February 29
                                                                              2001         2000
                                                                           (Unaudited)  (Unaudited)
                                                                           -----------  -----------
Cash flows from operating activities
     Net income(loss)                                                       $  34,683    $(354,389)
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
            Depreciation and amortization                                      55,446      223,209
            Deferred franchise costs                                           13,565         --
            Changes in operating liabilities and assets
                 Decrease(increase) in accounts receivable                    104,792     (149,262)
                 Increase in inventories                                      (21,198)      (7,295)
                 Increase in prepaid expenses and other assets                (10,600)    (296,697)
                 (Decrease) increase in trade accounts payable                (28,846)     302,640
                 Increase(decrease) in accrued expenses and deferred rent      22,070      (42,032)
                 (Decrease) Increase in amount due to Ad Fund                 (10,282)     120,386
                 Increase in deferred revenue                                 218,295      105,450
                                                                            ---------    ---------
                                                                              343,242      256,399
                                                                            ---------    ---------
                       Net cash provided(used) by operating activities        377,925      (97,990)
                                                                            ---------    ---------

Cash flows from investing activities
     Capital expenditures                                                      (1,407)      (5,847)
     Capitalized software costs                                               (70,663)        --
     Payments on  notes receivable                                             25,505       20,748
     Decrease in deposits and other                                            17,530       79,842
                                                                            ---------    ---------
                       Net cash (used)provided by investing activities        (29,035)      94,743
                                                                            ---------    ---------

Cash flows from financing activities
     Payments on notes payable and capital lease obligations                   (2,630)     (20,000)
     Advances on notes payable                                                   --           --
     Preferred stock dividends accrued                                         33,250         --
     Preferred stock dividends paid                                              --           --
     Proceeds from sale of stock                                                 --
     Decrease in restricted cash                                               10,282         --
                                                                            ---------    ---------
                       Net cash provided(used) by financing activities         40,902      (20,000)
                                                                            ---------    ---------

Net increase(decrease) in cash and cash equivalents                           389,792      (23,247)

Cash and cash equivalents, beginning of year                                     --         44,537
                                                                            ---------    ---------

Cash and cash equivalents, end of period                                    $ 389,792    $  21,290
                                                                            =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                 $  15,446    $   2,193
                                                                            =========    =========

                         See notes to consolidated financial statements.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Company operations provided cash of $377,925 during the three months ended February 28, 2001.

     Deferred revenue increased $218,295 to $825,415 as a result of deferring the recognition of revenue on a new area agreement covering Arizona, Colorado, Montana, Utah and Wyoming. Revenue on seven new individual franchises awarded during the three months ending February 28, 2001 was also deferred however, the actual sales provided cash flow of $112,850.

     The company has developed a point of sale software system for use by the stores. The program called PSS version 1, was completed and released in February 2000. Due to numerous problems with the first version, the decision was made to re-write the program to increase modularity and improve the ability to upgrade the software. Parts of the original program PSSv1 were used in PSSv2. Programming of the second version started in April of 2000 and was completed in the first week of April 2001. We are now awaiting certification by United Parcel Service, which is expected the week of April 20th, 2001. This certification is required by United Parcel Service prior to allowing our software to interface with theirs to insure compatibility. During the three months ended February 28, 2001 the company spent $70,663 on development of the program.

     RESULTS OF OPERATIONS
     ---------------------

     Three months ended February 28, 2001, compared to three months ended February 29, 2000
     --------------------------------------------------------------------

     Revenues
     --------

     Total revenues decreased $43,375 (3.27%) from $1,324,773 for the three months ended February 29, 2000, to $1,281,398 for the three months ended February 28, 2001. The decrease is a result of an increase in royalties from franchisees (up 4.58% from $819,636 to $857,201), a decrease in sales of equipment, supplies and services (down 67.88% from $236,220 to $75,870), an increase in individual franchise fee recognition (up 241.15% from $53,900 to $183,880), a decrease in area franchise fee recognition (down 38.43% from $123,820 to $76,235), and a decrease in PSS licensing and maintenance fees (down 17.69% from $61,350 to$50,500).

     The $37,565 increase in royalties for the three months ended February 28, 2001 compared to the three months ended February 29, 2000, is due to an increase in the average store's volume and an increase in the number of stores operating.

     The $160,350 decrease in sales of equipment, supplies and services is due to Pak Mail's decision to assemble and sell computers. With the release of the new PSS software in February, 2000, many of the existing franchisees had to purchase new computers as their existing computers would not run the PSS program. As a result there was a large number of computers sold in the first quarter of last year. In 2001, the pending release of PSS2 caused the IT department to delay building any new computers until the PSS2 is released as they did not want any new franchises to start using PSS1 which would be shortly terminated and is not compatible with PSS2. As a result, no computers have been built in 2001. In addition there have been no new store buildouts in 2001 reflecting a trend by the area developers to do their own construction.

     The $129,980 increase in individual franchise fees for the three months ended February 28, 2001 compared to the three months ended February 29, 2000, is due to the eight franchises sold who completed training during the period, 3 from last year and 5 from this period. Revenue was recognized on these sales. The Company anticipates that all of the currently deferred individual franchise fees and commissions will be recognized in fiscal 2001.

     The $47,585 decrease in area franchise fees, net, for the three months ended February 28, 2001 compared to the three months ended February 29, 2000, is a non-cash item reflecting the number of area agreements being amortized over the life of the respective agreement. Several agreements being amortized last year are now fully amortized and one new agreement was added this year. Cash sales of area agreements for the period were $300,000.

     Expenses
     --------

     Total expenses decreased $465,697 (27.73%) from $1,679,162 for the three months ended February 29, 2000, to $1,213,465 for the three months ended February 28, 2001. The decrease is primarily attributable to the following: decreases in selling, general and administrative (down 17.31% from $632,416 to $522,938), a decrease in cost of sales of equipment, supplies and services (down 69.72% from $296,134 to $89,658) increases in commissions on franchise sales (up 198.78% from $32,340 to $96,625), a decrease in royalties paid to area franchisees (down 9.05% from $426,838 to 388,191) and recognizing the Impairment of capitalized software costs in 2000 (down $197,433, a one time adjustment in the three months ended February 29,
     2000).

     The $109,478 decrease in selling, general and administrative is due to a decrease in rent of $54,000 reflecting the duplicate facilities rented last year, $33,000 in fees paid to computer consultants to correct bugs in PSS version 1 in March of 2000, approximately, $10,000 paid to temporary agencies for PSS software customer service people in March of 2000 and a $10,000 reduction in printing costs as the current supply of franchise brochures is adequate.

     The $206,476 decrease in cost of sales of equipment, supplies and services is due to a reduction in sales as described in the revenue section.

     The $64,285 increase in the commissions on franchise sales is due to increased recognition of sales as described in the revenue section.

     The $197,433 decrease in impairment of capitalized software costs is due to the complete re-write of PSS software released in February 2000. Due to certain non-functional pieces of the program, the decision was made to completely re-write the program using a different database to ease the maintenance and modularity of the program. Significant costs were incurred to correct bugs in the program during the month of February 2000. The development of and certain applications in the initial program will remain capitalized and be amortized over a three-year period in addition to the new development costs now being incurred.

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



                                           PAK MAIL CENTERS OF AMERICA, INC.
                                                     (Registrant)
Date: April 16, 2001


                                           By:  /s/John E. Kelly
                                           --------------------------------
                                           John E. Kelly
                                           President


                                           By:  /s/James Q. Race
                                           --------------------------------
                                           James Q. Race
                                           Secretary and Treasurer