Form 10QSB
period 2001-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 2001-07-16
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2001
                                        ------------


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________

         Commission File No.        0-18686


                        PAK MAIL CENTERS OF AMERICA, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                           84-0934575
 ------------------------------                            ------------------
(State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


7173 S. Havana St., Englewood, Colorado                           80112
---------------------------------------                          --------
(Address of principal executive offices)                        (zip code)


Issuer's telephone number: 303-957-1000


Former name, former address and former fiscal year, if changed since last report: N/A



As of May 31, 2001, there were outstanding 3,877,737 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
         Yes [  ]   No [X]



                                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets
                                                                                  May               November
                                                                                31, 2001            30, 2000
                                                                               Un-Audited           Audited
                                                                             ---------------    -----------------
Assets
Current assets
   Cash and cash equivalents                                                  $   180,028          $      --
   Restricted cash                                                                 44,411               11,129
   Accounts receivable, net of allowance
         of $95,007 (2001) and $127,438 (2000)                                    459,710              556,437
   Inventories                                                                     61,116               44,283
   Prepaid expenses and other current assets                                       85,128               22,686
   Deferred income tax benefit - current                                          347,500              347,500
                                                                              -----------          -----------
       Total current assets                                                     1,177,893              982,035
                                                                              -----------          -----------

Property and equipment, at cost, net of accumulated depreciation                  105,354              136,256
                                                                              -----------          -----------

Other assets:
   Notes receivable, net                                                          400,161              456,130
   Deposits and other                                                              95,044              157,274
   Deferred franchise costs, net of accumulated amortization of
       $126,427 (2001) and $117,251 (2000)                                         29,946               66,862
   Capitalized software costs, net                                                567,695              423,491
                                                                              -----------          -----------
      Total other assets                                                        1,092,846            1,103,757
                                                                              -----------          -----------

                                                                              $ 2,376,093          $ 2,222,048
                                                                              ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                     $   321,835          $   317,231
   Accrued commissions                                                            301,854              165,164
   Other accrued expenses                                                          82,080               47,495
   Deferred Rent                                                                   67,626               70,434
   Due to advertising fund                                                         44,411               11,129
   Preferred dividends payable                                                     66,500              133,000
   Notes payable                                                                     --                   --
Current portion of capital lease obligation                                        10,520               10,520
                                                                              -----------          -----------
      Total current liabilities                                                   894,826              754,973
                                                                              -----------          -----------

Long-term liabilities
  Deferred revenue                                                                795,524              607,120
  Note payable related party                                                      400,000              400,000
  Capita l lease obligation                                                        16,500               21,608
                                                                              -----------          -----------
      Total long-term liabilities                                               1,212,024            1,028,728
                                                                              -----------          -----------
Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value; 2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,283,168)                                       2,216,668            2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding as of 05/31/01 and
      3,873,737 shares issued and outstanding as of 11/30/00                        3,874                3,874
   Additional paid-in capital                                                   5,113,995            5,113,995
   Accumulated deficit                                                         (7,065,294)          (6,896,190)
                                                                              -----------          -----------
      Total stockholders' equity                                                  269,243              438,347
                                                                              -----------          -----------
                                                                              $ 2,376,093          $ 2,222,048
                                                                              ===========          ===========


                                  See notes to consolidated financial statements.







                                    PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                           Consolidated Statement of Operations

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             31-May                             31-May
                                                                     2001             2000             2001               2000
                                                                 -----------------------------      ------------------------------
                                                                 (Un-audited)     (Un-audited)      (Un-audited)      (Un-audited)
                                                                 ------------     ------------      ------------      ------------

Revenue
    Royalties from franchisees                                   $   674,422       $   628,293       $ 1,531,623       $ 1,447,929
    Sales of equipment, supplies, and services                       129,171           253,689           205,041           489,909
    Individual franchise fees                                         98,930           305,310           282,810           359,210
    Area franchise fees, net                                          35,144            16,979           111,379           140,799
    PSS licensing & maintenance fees                                  51,260            88,150           101,760           149,500
    Interest Income                                                    2,388             1,281             6,485             1,315
    Other                                                             17,367            (4,899)           50,982            24,914
                                                                 -----------       -----------       -----------       -----------
                                                                   1,008,682         1,288,803         2,290,080         2,613,576
                                                                 -----------       -----------       -----------       -----------

Costs and expenses
    Selling, general, and administrative                             545,657           698,310         1,068,595         1,330,726
    Cost of sales of equipment, supplies and services                162,709           228,073           252,367           524,207
    Commissions on franchise sales                                    56,658            96,890           153,283           129,230
    Royalties paid to area franchises                                316,081           267,206           704,272           694,044
    Advertising                                                       46,498            49,785            91,659           115,817
    Depreciation                                                       5,850            21,000            26,850            42,000
    Amortization                                                      35,532             9,732            69,978            14,508
    Impairment of capitalized sofware costs                             --             360,421              --             557,854
    Interest                                                          10,234             7,914            25,680            10,107
                                                                                   -----------       -----------       -----------
                                                                   1,179,219         1,739,331         2,392,684         3,418,493
                                                                 -----------       -----------       -----------       -----------

Net Loss                                                            (170,537)*        (450,528)*        (102,604)*        (804,917)*

Preferred stock dividend                                              33,250            66,500            66,500            66,500
                                                                 -----------       -----------       -----------       -----------

                                                                 -----------       -----------       -----------       -----------

Net loss attributable to common shares                           $  (203,787)      $  (517,028)      $  (169,104)      $  (871,417)
                                                                 ===========       ===========       ===========       ===========

Basic loss per common share                                      $    (0.053)      $    (0.133)      $    (0.044)      $    (0.225)
                                                                 ===========       ===========       ===========       ===========


Weighted average number of common shares outstanding               3,877,737         3,873,737         3,877,737         3,873,737
                                                                 ===========       ===========       ===========       ===========



* No provision for income tax expense is included as the Company has approximately $2,000,000 in net operating loss carryforwards to offset future taxable income. See notes to consolidated financial statements.






                                  PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                       Consolidated Statement of Cash Flows
                                                                                        SIX MONTHS ENDED
                                                                                  May 31,
                                                                                (Unaudited)           May 31,
                                                                                   2001                2000
                                                                             ----------------       ----------
Cash flows from operating activities
     Net loss                                                                   $(169,104)          $(871,471)
     Adjustments to reconcile net loss to net cash
        from operating activities:
            Depreciation and amortization                                          96,828             614,362
            Deferred franchise costs                                               21,703                --
            Change in operating assets and liabilities
                 Accounts receivable                                               96,727            (149,262)
                 Inventories                                                      (16,833)             (7,295)
                 Prepaids expenses and other assets                               (62,442)           (296,697)
                 Trade accounts payable                                             4,665             302,640
                 Accrued expenses and deferred rent                               168,467             (42,032)
                 Due to Ad Fund                                                    33,221             120,386
                 Deferred revenue                                                 188,404             542,102
                                                                                ---------           ---------
                       Net cash provided by operating activities                  361,636             212,733
                                                                                ---------           ---------

Cash flows from investing activities
     Capital expenditures                                                            --                (5,847)
     Capitalized software costs                                                  (189,136)               --
     Collections on notes receivable                                               55,969              20,748
     Deposits & other                                                              56,449                --
                                                                                ---------           ---------
                       Net cash (used) provided by investing activities           (76,718)             14,901
                                                                                ---------           ---------

Cash flows from financing activities
     Payments on notes payable and capital lease obligations                       (5,108)            (20,000)
     Preferred stock dividends accrued                                             66,500              66,500
     Preferred stock dividends paid                                              (133,000)            133,000
                                                                                ---------           ---------
                       Net cash (used) provided by financing activities           (71,608)            179,500
                                                                                ---------           ---------

Net increase in cash and cash equivalents                                         213,310             407,134

Cash and cash equivalents, beginning of year                                       11,129              44,537
                                                                                ---------           ---------

Cash and cash equivalents, end of period                                        $ 224,439           $ 451,671
                                                                                =========           =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                     $  25,680           $   2,193


                                     See notes to consolidated financial statements.


                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from March 1, 2001 through May 31, 2001, the Company awarded 5 individual franchises. For the period from December 1, 2000 through May 31, 2001, the Company awarded 12 individual franchises and 1 domestic area franchise agreement. As of May 31, 2001, the Company had 341 domestic and 44 international individual stores operating, and 26 domestic and 8 international area franchises in existence. 22 of the domestic franchise agreements which have been issued, are for stores not yet operating.

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

          The results of operations for the six months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

          The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The company generated $361,636 from operations, used $76,718 in investing activities and used $71,608 in financing activities during the six months ended May 31, 2001. Most of the cash and deferred revenue increase came from the sale of an additional area franchise for $270,000 net of commissions. In addition, accounts receivable collection activity has increased substantially causing an increase in cash and reduction in receivables.

          The cash from the area sale was spent primarily on two items. The first was the annual preferred dividend of $133,000. The second was development expenses on PSSv2. PSS is a point of sale software program that the company has been developing for the last 4 years. PSSv1 was released to the franchisees for use in the stores in February of 2000 and was found to have enough defects to warrant writing a new version PSSv2 that would incorporate parts of PSSv1.

          In June of 2001 an agreement was reached with ReSource Software, Inc. to continue development of PSSv2 at ReSource's expense and then market the finished product and split the revenue. ReSource is currently a software provider to the packing and shipping industry and prior to adding Pak Mail as a client had 1500 users. It is a small firm and at present has committed its full capacity to switching the Pak Mail stores over to the ReSource system (the rollout which, should be completed by August 1, 2001.

          The ReSource software is missing some critical components, which are in PSS. Most important are the marketing database and the custom crating module. ReSource on the other hand has an inventory module which was absent from PSS. Upon completion of the rollout, ReSource will combine the best aspects of the programs and subsequently market the finished product. The ReSource product currently sells for $4,000 per license. ReSource is anticipating several months to merger the programs.


          RESULTS OF OPERATIONS
          ---------------------

          Three months ended May 31, 2001, compared to three months ended May 31, 2000
          -------------------------------------------------------------------

          Revenues
          --------
          Total revenues decreased $280,121 (down 21.73%) from $1,288,803 to $1,008,682. The decrease is primarily attributable to decreases in sales of equipment supplies and services (down 49.08% from 253,689 to 129,171), individual franchise fees (down 67.60% from $305,310 to $98,930), and PSS license and maintenance fees (down 41.85% from $88,150 to $51,260)

          Royalties increased $46,129 (7.34%) due to an increase in average store volume.

          Sales of equipment services and supplies decreased $124,518 (down 49.08%) due to the decrease in the number of stores sold and opened and the inability to sell computers due to the delayed release date of PSSv2. PSSv2 requires a different operating system than other programs.

          Individual franchise fees decreased $206,380 due to the decrease in the number of sales and fewer stores in the pipeline awaiting recognition.

          Recognized Area Franchise sales increased $18,165 as an additional area was sold in the first quarter increasing the amortized revenue recognized.

          PSS license and maintenance fees decreased $36,890 due to the pending release of PSSv2, which was delayed. PSSv2 requires a different operating system.

          Costs and Expenses
          ------------------
          Total expenses decreased $560,112 (down 32.20%) from $1,739,331 to $1,179,219. The decrease is due to the decrease in selling and general administrative (down 21.86% from $698,310 to $545,657); Cost of sales of equipment supplies and services (down 28.66% from $228,073 to $162,709) commissions on franchise sales (down 41.52% from $96,890 to $56,658), and impairment of capitalized software costs (down 100% from 360,421 to $0).

          Selling and general administrative decreased $152,652 due to the elimination of duplicate rent, and the need to increase the bad debt allowance last year.

          Cost of sales of equipment and supplies decreased $65,364 due to the decrease in individual franchise sales and the pending release of PSSv2 which was delayed.

          Commissions on franchise sales decreased $40,232 due to the decrease in individual franchises sold.

          Royalties paid to area franchisees increased $48,875 due the increase in average store volume and the sale of an additional area causing a split in the revenue.

          Depreciation decreased $15,150 as many of the company's computers were fully depreciated last year.

          Amortization increased $25,800 as PSSv1 was not amortized until after the impairment last year in the first and second quarters.

          Impairment of capitalized software costs was a one-time charge last year to write-off parts of PSSv1 which were essentially re-written.

          Six months ended May 31, 2001 compared to the six months ended May 31, 2000
          --------------------------------------------------------------------

          Revenue
          -------
          Total revenues decreased 12.38% or $323,496 from $2,613,576 to 2,290,080. Royalties increased (up 5.78% from $1,447,929 to $1,531,623), sales of equipment supplies and services decreased (down 58.15% from $489,909 to $205,041), individual franchise fees decreased (down 21.27% from $359,210 to $282,810), PSS license & maintenance fees decreased (down 31.93% from $149,500 to $101,760).

          Royalties increased $83,694 due to an increase in average store volume.

          Sales of equipment supplies and services decreased $284,868 due to the decrease in individual franchise sales and the delayed release of PSSv2.

          Individual franchise fees decreased $76,400 due to the decrease in number of stores sold and recognized.

          Area franchise fees decreased $29,420 due to fewer area sales contracts being amortized. One additional Area franchise was sold during the first quarter of the 2001 and is being recognized over 5 years.

          PSS license & maintenance fees decreased $47,740 due to the delayed release of PSSv2 and fewer individual franchise sales. PSS V2 requires a different operating system.

          Costs and Expenses
          ------------------
          Costs and expenses decreased 30.01% or $1,025,809 from $3,418,493 to $2,392,684. Selling, general and administrative decreased (down 19.70% from $1,330,726 to $1,068,595), cost of sales of equipment and supplies decreased (down 51.86% from $524,207 to $252,367), commissions on franchise sales increased (up 18.61% from $129,230 to $153,283) royalties paid to area franchisees increased (up 1.47% from $694,044 to $704,272) advertising decreased (down 20.86% from $115,817 to $91,659) amortization increased (up 382.34% from 14,508 to $69,978) and impairment of capitalized software costs, a one-time charge in 2000 decreased (down 100% from $557,854 to $0).

          Selling general and administrative decreased $262,131 due to the elimination of duplicate rent, the need to increase the bad debt allowance in 2000, and the proper recording of bills on a timely basis.

          Cost of sales of equipment supplies and services decreased $271,840 due to fewer individual franchise sales and the delayed release of PSSv2 and fewer individual franchise sales. PSSv2 requires a different operating system.

          Commission on franchise sales increased $ 24,053 due to the recognition of pre-paid commissions as an expense when the franchisees complete training.

         Royalties paid to area franchisees increased $10,228 due the increase in average store volume and the sale of an additional area causing a split in the revenue.

          Advertising decreased $24,158 as most advertising was eliminated due to the cash being consumed by the development of PSSv2.

          Depreciation decreased $15,150 as many of the computers were fully depreciated last year.

          Amortization increased $55,470 as PSS V1 was not amortized until after the impairment last year in the first and second quarters.

          Impairment of capitalized software cost decreased $557,854 as this was a one-time charge in 2000.


                           PART II - OTHER INFORMATION


Item 1.      Legal Proceedings.

             None

Item  2.     Changes in Securities.

             4,000 shares of stock were issued to Alexander Boardman in the second quarter. Alex was an existing shareholder of Pak Mail and one of the original investors prior to the company going public. He discovered an additional stock certificate that he had not surrendered when D. P. Kelly & Associates acquired a controlling interest in the company. The Board of Directors approved issuance of the additional shares.

Item 3.      Defaults upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders.

             None

Item 5.      Other Information.

             None

Item 6.      Exhibits and Reports on Form 8-K.

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



                                      PAK MAIL CENTERS OF AMERICA, INC.
                                                        (Registrant)
Date: July 12, 2001


                                      By:  /s/  John E. Kelly
                                         ---------------------------------------
                                           John E. Kelly
                                           President


                                      By:  /s/  James Q. Race
                                         ---------------------------------------
                                          James Q. Race
                                          Secretary and Treasurer