Form 10QSB
period 2001-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 2001-10-12
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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


As of August 31, 2001, there were outstanding 3,877,747 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [ ] No [X]

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
------    -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from June 1, 2001 through August 31, 2001, the Company awarded 7 individual franchise licenses. For the period from December 1, 2000 through August 31, 2001, the Company awarded 18 individual franchises and 1 domestic area franchise agreement. As of August 31, 2001, the Company had 342 domestic and 44 international individual stores operating, and 26 domestic and 8 international area franchises in existence. 21 of the domestic franchise agreements which have been issued, are for stores not yet operating.

          The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2    BASIS OF PRESENTATION
------    ---------------------

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

          The results of operations for the nine months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

          The notes to the consolidated financial statements included in the Company's November 30, 2000 annual report on form 10KSB should be read in conjunction with these consolidated financial statements.


PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements.

                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                        Consolidated Balance Sheets

                                                                                  August        November
                                                                                 31, 2001       30, 2000
                                                                                Un-Audited       Audited
                                                                                -----------    -----------
Assets
Current assets
   Cash and cash equivalents                                                    $    28,966    $      --
   Restricted cash                                                                   74,070         11,129
   Accounts receivable, net of allowance
         of $81,676 (2001) and $127,438 (2000)                                      557,560        556,437
   Inventories                                                                       30,751         44,283
   Prepaid expenses and other current assets                                         66,876         22,686
   Deferred income tax benefit - current                                            347,500        347,500
                                                                                -----------    -----------
      Total current assets                                                        1,105,723        982,035
                                                                                -----------    -----------

Property and equipment, at cost, net of accumulated depreciation                     99,313        136,256
                                                                                -----------    -----------

Other assets:
   Notes receivable, net                                                            362,660        456,130
   Deposits and other                                                                97,216        157,274
   Deferred franchise costs, net of accumulated amortization of
       $131,015 (2001) and $117,251 (2000)                                           66,078         66,862
   Capitalized software costs, net                                                  568,605        423,491
                                                                                -----------    -----------
      Total other assets                                                          1,094,559      1,103,757
                                                                                -----------    -----------

                                                                                $ 2,299,596    $ 2,222,048
                                                                                ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                       $   192,951    $   317,231
   Accrued commissions                                                                 --          165,164
   Other accrued expenses                                                           404,984         47,495
   Deferred Rent                                                                     66,473         70,434
   Due to advertising fund                                                           74,070         11,129
   Preferred dividends payable                                                       99,750        133,000
   Current portion of capital lease obligation                                       10,520         10,520
                                                                                -----------    -----------
      Total current liabilities                                                     848,748        754,973
                                                                                -----------    -----------
Long -term liabilities
  Deferred revenue                                                                  791,919        607,120
  Note payable related party                                                        400,000        400,000
  Capital lease obligation                                                           13,833         21,608
                                                                                -----------    -----------
        Total long-term liabilities                                               1,205,752      1,028,728
                                                                                -----------    -----------
Stockholders' equity:
   Series C redeemable preferred stock, $1,000 par value; 6% cumulative 2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,283,168)                                         2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,747 shares issued and outstanding as of 08/31/01 and
      3,873,747 shares issued and outstanding as of 11/30/00                          3,874          3,874
   Additional paid-in capital                                                     5,113,995      5,113,995
   Accumulated deficit                                                           (7,089,442)    (6,896,190)
                                                                                -----------    -----------
      Total stockholders' equity                                                    245,095        438,347
                                                                                -----------    -----------
                                                                                $ 2,299,595    $ 2,222,048
                                                                                ===========    ===========

                              See notes to consolidated financial statements.


                               PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                     Consolidated Statement of Operations


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   31-Aug                         31-Aug
                                                            2001            2000           2001            2000
                                                        ------------    ------------   ------------    ------------
                                                        (Un-audited)    (Un-audited)   (Un-audited)    (Un-audited)
                                                        ------------    ------------   ------------    ------------

Revenue
    Royalties from franchisees                          $   629,585     $   649,228    $ 2,161,208     $ 2,097,157
    Sales of equipment, supplies, and services              197,967         176,554        403,008         666,463
    Individual franchise fees                               122,980         294,550        405,790         653,760
    Area franchise fees, net                                 42,696          10,426        154,075         151,225
    PSS licensing & maintenance fees                         19,410          71,550        121,169         221,050
    Interest Income                                           3,941          12,889         10,427          14,204
    Other                                                    23,334          45,626         74,316          70,540
                                                        -----------     -----------    -----------     -----------
           Total Revenue                                  1,039,913       1,260,823      3,329,993       3,874,399
                                                        -----------     -----------    -----------     -----------

Costs and expenses
    Selling, general, and administrative                    468,843         501,556      1,537,439       1,832,282
    Cost of sales of equipment, supplies and services       186,626         170,143        438,993         694,350
    Commissions on franchise sales                           57,018         102,210        210,301         231,440
    Royalties paid to area franchises                       260,028         252,613        964,300         946,657
    Advertising                                              25,949          29,748        117,608         145,565
    Depreciation                                             11,320          21,000         38,170          63,000
    Amortization                                             10,436           7,299         80,414          21,807
    Impairment of capitalized sofware costs                    --              --             --           557,854
    Interest                                                 10,590          28,420         36,270          38,527
                                                                        -----------    -----------     -----------
            Total Expenses                                1,030,810       1,112,989      3,423,495       4,531,482
                                                        -----------     -----------    -----------     -----------

Net Income(Loss)                                              9,103*        147,834*       (93,502)*      (657,083)*

Preferred stock dividend                                     33,250          33,250         99,750          99,750
                                                        -----------     -----------    -----------     -----------


Net Loss(Income) attributable to common shares          $   (24,147)    $   114,584    $  (193,252)    $  (756,833)
                                                        ===========     ===========    ===========     ===========

Basic (loss)Income per common share                     $    (0.006)    $     0.030    $    (0.050)    $    (0.195)
                                                        ===========     ===========    ===========     ===========


                                                          3,877,747       3,877,747      3,877,747       3,877,747
                                                        ===========     ===========    ===========     ===========

Weighted average number of common shares outstanding

* No provision for income tax expense is included as the Company has approximately $2,000,000 in net operating loss carryforwards to offset future taxable income.

                               See notes to consolidated financial statements.


                        PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                              Consolidated Statement of Cash Flows

                                                                               NINE MONTHS ENDED
                                                                                   August 31st
                                                                                  (Unaudited)
                                                                               2001         2000
                                                                            ---------    ---------
Cash flows from operating activities
     Net loss                                                               $(193,252)   $(756,833)
     Adjustments to reconcile net loss to net cash
        from operating activities:
            Depreciation and amortization                                      38,170       63,000
            Amortization PSS software development                              48,984         --
             Impariment of capitalized software costs                            --        557,854
            Amortization of trademarks                                         17,666       21,807
            Amortization deferred franchise costs                              13,764         --
            Provision for loss on accounts receivable                          46,030      (29,827)
            Provision for loss on notes receivable                             28,638         --

            Change in operating assets and liabilities
                 Resticted Cash                                               (74,070)     (73,057)
                 Accounts receivable                                          (47,153)     (19,359)
                 Inventories                                                   13,532       61,449
                 Prepaids expenses                                            (44,190)     (85,928)
                 Trade accounts payable                                      (124,280)     188,528
                 Accrued expenses and deferred rent                           188,364      (78,193)
                 Due to Ad Fund                                                62,941       73,057
                 Deferred revenue                                             184,799      (23,282)
                                                                            ---------    ---------
                       Net cash provided by(used in) operating activities     159,943     (100,784)
                                                                            ---------    ---------

Cash flows from investing activities
     Capital expenditures                                                      (9,416)      (5,286)
     Deferred franchise expenditures                                          (12,980)      (5,589)
     Capitalized software costs                                              (194,098)    (209,035)
     Collections on notes receivable                                           73,021      124,104
     Deposits & other                                                          42,392      (26,636)
                                                                            ---------    ---------
                       Net cash used in investing activities                 (101,081)    (122,442)
                                                                            ---------    ---------

Cash flows from financing activities
     Payments on notes payable and capital lease obligations                   (7,775)        --
     Shortterm debt - Borrowing                                                  --        300,000
     Preferred stock dividends accrued                                         99,750       99,750
     Preferred stock dividends paid                                          (133,000)    (133,000)
                                                                            ---------    ---------
                       Net cash (used) provided by financing activities       (41,025)     266,750
                                                                            ---------    ---------

Net increase in cash and cash equivalents                                      17,837       43,524

Cash and cash equivalents, beginning of year                                   11,129       44,536
                                                                            ---------    ---------

Cash and cash equivalents, end of period                                    $  28,966    $  88,060
                                                                            =========    =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                 $  36,270    $  38,527


                         See notes to consolidated financial statements.

                                              5

Item 2.   Management's Discussion and Analysis or Plan of Operation
-------   ---------------------------------------------------------

          The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The company generated $159,943 from operations, used $101,081 in investing activities and used $41,025 in financing activities during the nine months ended August 31, 2001. Most of the cash and deferred revenue increase came from the sale of an additional area franchise for $270,000 net of commissions.

          The cash from the area sale was spent primarily on two items. The first was the annual preferred dividend of $133,000. The second was development expenses on PSSv2. PSS is a point of sale software program that the company has been developing for the last 4 years. PSSv1 was released to the franchisees for use in the stores in February of 2000 and was found to have enough defects to warrant writing a new version PSSv2 that would incorporate parts of PSSv1. PSSv2 was scheduled for release in August of 2000 but was not completed until June of 2001. When released in June of 2001 to three stores it was found that PSSv2 had many bugs and was not suitable for use. The company then determined that it did not have the funds to continue development of PSSv2.

          As a result, an agreement was reached with Resource Software, Inc., a supplier of point of sale software to the packing and shipping industry, to distribute Resources' point of sale software program to the Pak Mail franchise stores. The existing stores would receive the software without charge and the new stores would pay a licensing fee to Resource of $3,000 per store. As of October 8th, 2001, 274 stores had been converted to Resource software with 74 conversions remaining.

          As an additional part of the software use agreement, Resource will incorporate modules from PSSv2 and PSSv1 into the Resource Software. The Resource software is missing several critical modules present in PSS. Most significant are the marketing database and the custom crating module. The Resource program has an inventory module that was absent from PSS. The finished product is to be marketed to the packing and shipping industry and the revenues are to be split depending upon the percentage of code contributed by the two programs. This percentage has yet to be determined. Resource is a small firm and at present has committed its full capacity to switching the Pak Mail stores over to the Resource software (the rollout) which is still in progress. Prior to picking up Pak Mail as a client, Resource had 1500 users.

          Merging the modules from PSS into the Resource software will take several months and is expected to start in February or March of 2002. ReSource software currently sells for $3,000 per license and the combined product is expected to sell for more. The company anticipates the future revenue streams earned from the agreement with Resource will be in excess of the related capitalized software costs of $568,605.

          RESULTS OF OPERATIONS
          ---------------------

          Three months ended August 31, 2001, compared to three months ended August 31, 2000
          ------------------------------------------------------------------

          Revenues
          --------
          Total revenues decreased $222,910 (down 17.52%) from $1,260,823 to $1,039,913. The decrease is primarily attributable to decreases in sales of individual franchise licenses (down 58.25% from $294,550 to $122,980), and PSS license and maintenance fees (down 72.87% from $71,550 to $19,409)

          Royalties decreased $19,643 (3.03%) due to a decrease in the number of royalty paying stores. Two profitable performing stores in Michigan left the system. One store in Florida exceeded the maximum royalty limit, did not pay any royalties in the third quarter and will pay no royalties in the fourth quarter of 2001. In addition, 3 stores were used to test the first release of PSSv2. The use of the new software release negatively impacted store earnings because the software did not function properly. As a result the stores were exempted from royalties for the third quarter of 2001.

          Sales of Individual franchise fees decreased $171,570 (down 58.25%) due to lack of referrals from the franchisees because of software problems and a decrease in the advertising budget. Sales leads are generally generated from print or internet advertising. The leads are then forwarded to the area developer to contact the prospect. After contact with the area developer, the prospect usually contacts several operating stores for endorsements. Feedback from the franchisees has been negative due primarily to problems with the PSSv1 software in use at the stores and the 1 year delay in release of the PSSv2 software package.

          Recognized Area Franchise sales increased $32,270 as an additional area was sold in the first quarter increasing the amortized revenue recognized.

          PSS license and maintenance fees decreased $52,141 due to discontinuing the development of PSS point of sale software. An agreement to use new point of sale software has been acquired from Resource, Inc. and is in the process of being installed at the franchise stores.

          Costs and Expenses
          ------------------
          Total expenses decreased $82,179 (down 7.38%) from $1,112,989 to $1,030,810. The decrease is due to the decrease in selling and general administrative (down 6.52% from $501,556 to $468,843); Cost of sales of equipment supplies and services (up 9.69% from $170,143 to $186,626) commissions on franchise sales (down 44.21% from $102,210 to $57,018), and interest expense (down 62.74% from $28,420 to $10,590).

          Selling and general administrative decreased $32,713 due to reduction in staff.

          Cost of sales of equipment and supplies increased due to the increase in related sales.

          Commissions on franchise sales decreased $45,192 due to the decrease in individual franchises sold.

          Royalties paid to area franchisees increased $7,415 due to the sale of an additional area causing a split in the revenue.

          Depreciation decreased $9,680 as many of the company's computers were fully depreciated last year.

          Nine months ended August 31, 2001 compared to the Nine months ended August 31, 2000
          -------------------------------------------------------------------

          Revenue
          -------
          Total revenues decreased 14.05% or $544,406 from $3,874,399 to $3,329,993. Royalties increased (up 3.05% from $2,097,157 to
          $2,161,208), sales of equipment supplies and services decreased (down 39.53% from $666,463 to $403,008), individual franchise fees decreased (down 37.93% from $653,760 to $405,790), PSS license & maintenance fees decreased (down 45.18% from $221,050 to $121,169).

          Royalties increased $64,051 due to an increase in average store volume.

          Sales of equipment supplies and services decreased $263,455 due to the decrease in individual franchise sales and the decision to stop development and distribution of the PSS point of sale software, turning over the sales of computer systems to Resource Inc., the new software vendor.

          Individual franchise fees decreased $247,970 due to the lack of referrals from the franchisees because of software problems and a decrease in the advertising budget. Sales leads are generally generated from print or internet advertising. The leads are then forwarded to the area developer to contact the prospect. After contract with the area developer, the prospect usually contacts several operating stores for endorsements. Feedback from the franchisees has been negative due primarily to problems with the PSSv1 software in use at the store and the 1 year delay in release of the PSSv2 software package.

          PSS license & maintenance fees decreased $99,881 due to the decision to stop development and distribution of the PSS point of sale software. Maintenance fees are now paid directly to Resource Inc.

          Costs and Expenses
          ------------------
          Costs and expenses decreased 24.45% or $1,107,982 from $4,531,482 to $3,423,495. Selling, general and administrative decreased (down 16.09% from $1,832,282 to $1,537,439), cost of sales of equipment and supplies decreased (down 36.78% from $694,350 to $438,993), commissions on franchise sales decreased (down 9.13% from $231,440 to $210,301) royalties paid to area franchisees increased (up 1.86% from $946,657 to $964,300) advertising decreased (down 19.21% from $145,565 to $117,608), depreciation decreased (down 39.41% from $63,000 to $38,170), amortization increased (up 268.75% from $21,807 to $80,414)
          and impairment of capitalized software costs, a one-time charge in 2000 decreased (down 100% from $557,854 to $0).

          Selling general and administrative decreased $294,843 due to the elimination of duplicate rent, the need to increase the bad debt allowance in 2000, and staff reductions.

          Cost of sales of equipment supplies and services decreased $255,357 due to fewer individual franchise sales and the decision to stop development of PSS point of sale software. The sale of computers was turned over to Resource Inc., the new software developer.

          Commission on franchise sales decreased $ 21,139 due to the decreased number of individual franchises sold.

          Royalties paid to area franchisees increased $17,643 due the increase in average store volume and the sale of an additional area causing a split in the revenue.

          Advertising decreased $27,957 as most advertising was eliminated due to the cash being consumed by the development of PSSv2.

          Depreciation decreased $24,830 as many of the computers were fully depreciated last year.

          Amortization increased $58,607 as PSS V1 was not amortized until after the impairment last year in the first and second quarters.

          Impairment of capitalized software cost decreased $557,854 as this was a one-time charge in 2000.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item  2.  Changes in Securities.

          None

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



                                         PAK MAIL CENTERS OF AMERICA, INC.
                                                   (Registrant)
Date: July 12, 2001


                                         By: /s/John E. Kelly
                                         ---------------------------------
                                         John E. Kelly
                                         President


                                         By: /s/James Q. Race
                                         ---------------------------------
                                         James Q. Race
                                         Secretary and Treasurer