Form 10KSB
period 2001-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2002-02-28
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended: November 30, 2001
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
YES  X   NO
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $4,507,656.

The aggregate market value of the Issuer's voting stock held as of a recent date by non-affiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 23rd, 2001, the Issuer had 3,877,737 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES      NO  X
                                                   ---     ---

                        PAK MAIL CENTERS OF AMERICA, INC.
                         2001 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                  Page No.
------                                                                  --------

Item 1.   Description of Business..............................................1

Item 2.   Description of Property..............................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters to Vote of Security Holders....................6

PART II
-------

Item 5.   Market for Common Equity and Related Stockholder Matters.............7

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .................................7

Item 7.   Financial Statements................................................11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................11

Part III
--------

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........12

Item 10.  Executive Compensation..............................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management......17

Item 12.  Certain Relationships and Related Transactions......................20

Item 13.  Exhibits and Reports on Form 8-K ...................................21

          Signatures..........................................................22

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

     (b) Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Company's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of November 30, 2001, there were 338 domestic and 45 international individual franchises and 22 domestic and 8 international area agreements in existence.

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

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 2001, there were eight international franchise agreements in existence with respect to geographic areas in the Mexican cities of Mexico City and Guadalajara, the Mexican states of Baja California and Sonora and the countries of Chile, Argentina, Venezuela, Honduras, Panama, Nicaragua, El Salvador, Costa Rica, Belize, Guatemala, Australia, New Zealand and Japan. Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

     Related Matters

     The Company provides various training and support to its franchisees. The Company furnishes to each franchisee an operations manual, which sets forth many of the Company's standards and specifications and contains certain provisions designed to ensure uniformity in the quality of the Pak Mail Center, and provides updates thereto. In addition, each franchisee is required to attend a nine day training class with regard to packaging, pricing and available shipping and mailing services; preparation and execution of marketing and placement of advertising; record keeping and systems operation; the Company's required software; soliciting and servicing customers; selecting and training personnel; and store location and operation. There is no charge for the class, but franchisees pay their own expenses, including travel, lodging and meals. The Company also provides three days of on-the-job training in an individual franchisee's Pak Mail Center.

     The Company offers to franchisees various equipment, supplies, forms and materials necessary or useful in connection with the operation of the Pak Mail Center. However, the franchisees are not required to purchase such items from the Company. Prior to and upon the opening of a new franchisee's Pak Mail Center, the Company or area franchisee provides additional on-site assistance to the franchisee. The Company maintains ongoing communications with its franchisees designed to inform the franchisees of new services to be provided by the Company, marketing techniques and other operational aspects of the Pak Mail system.

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

     Insurance. Also available at the customer's option is loss damage insurance which can be purchased either through the courier's insurance carrier and/or separate parcel insurance which is available on an as needed basis from the Company's carrier. The insurance prices for the Company's insurance vary from those charged by carriers.

     Private Mailbox Service. Pak Mail Centers usually offer private mailbox rentals. Mailbox rental fees vary based on the size of the box, the rental terms and the location of the Pak Mail Center.

          (3) Status of New Product or Service. For the fiscal years 1996 through 2001 the Company developed a point of sale software program ("PSS") for inclusion in the Pak Mail operating system. The point of sale software contains all of the shipping rates of various carriers and assists the franchisee in selecting the most efficient and cost effective way to ship a package. It also records the transaction for accounting purposes. The franchisees were required to use PSS in the operation of the store. Management's decision to develop PSS was based upon two main issues: software purchased from third parties did not handle specific industry needs and requirements or meet the requirements of the Company's unique markets. In addition the software previously used was not fully Year 2000 compliant. In August 1999, the Company was granted a copyright registration on the Program. Early release of the Program started in December of 1999 and conversion of the entire franchise system was started in February 2000. After PSS was used by the franchisees for a month it was determined that PSS was not serviceable as written due to bugs and architecture. Immedient (Raymond James) was contracted to re-write the program. The franchisees used PSS version

1 from February 2000 until the 3rd and 4th quarters of 2001. Due to the inability to produce a functioning product, Pak Mail made arrangements with Resource Software in May of 2001 to purchase licenses for all of the stores for Resource's off the shelf packing and shipping point of sale software. During the 3rd and 4th quarters of 2001, the franchisees were converted back to Resource software. The company has contracted with, Resource to peruse the code in PSS versions 1 and 2 and incorporate modules from PSS into the Resource software. The finished product will be jointly marketed with Pak Mail receiving a pro-rata share based upon the amount of code used.

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

          (8)(9) Government Regulations. The Federal Trade Commission has a rule that requires franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchisee to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act.

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

          (10) Research and Development. In developing versions 1 and 2 of PSS, the Company spent $124,202 in fiscal 1997, $227,005 in fiscal 1998, $499,647 in fiscal 1999, $211,880 in fiscal 2000 and $197,229 in fiscal 2001. Other than developing the PSS System, the Company has not engaged in material research and development activities during its last two fiscal years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of November 30, 2001, the Company had 14 employees, 1 part-time and 13 full-time.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,540 square feet of office space in Englewood, Colorado under a lease expiring in May 2006 with a base rental currently at approximately $14,724 per month and rising to approximately $15,840 per month by the end of the term. The Company is the first tenant in this office space and the offices are in excellent condition.

ITEM 3. LEGAL PROCEEDINGS

     Other than routine litigationthat is incidental to the business the company was not involved in aly legal proceddings during the fiscal year..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 2001, and 2000 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.

     As of November 30, 2001, the Company had 1,153 holders of record of its $0.001 par value common stock.

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

Liquidity and Capital Resources
-------------------------------

     The Company produced cash from operating activities of $185,543 during fiscal 2001 compared to cash used in operating activities of $106,841 during fiscal 2000. The primary sources of the funds were non-cash charges on the profit & loss statement, depreciation, bad debt allowance and accrued expense and deferred rent. The cash was used primarily for PSS software development and to pay down accounts payable during fiscal 2001.

     As of November 30, 2001, the average age of accounts receivable was approximately 57 days compared to 68 days in 2000. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days. The Company continues to take an aggressive approach to managing accounts receivable and reducing the average age by implementing a proactive collection system and hiring the personnel to maintain it.

     For fiscal 2002 the company expects to increase cash flow through increases in unit sales, minimizing capital expenditures, and reviewing and reducing all operating expenditures. At present the company has signed a letter of intent with an area developer for a foreign country representing potential significant cash flow. Several operating expenses have been substantially reduced including telephone and travel expense.

The Company believes that cash flow from operating activities will be adequate to cover operating capital needs for the next 12 months.

Results of Operations
---------------------

     Financial statements for the year ended November 30, 1999 are included strictly for franchising purposes and no comparisons will be included in management's discussion and analysis.

     Fiscal 2001 Compared to Fiscal 2000
     -----------------------------------

     The Company's recorded net loss from operations for fiscal 2001 was $368,678 compared to a net loss in 2000 of $919,583. The $550,905 reduction was attributable to a decrease in sales of Equipment, supplies and services (down 23.02% from $836,082 to $643,639), a decrease in recognition of franchise sales (down 17.70% from $1,063,315 to $875,099) a decrease in PSS license & maintenance fees (down 59.77% from $301,175 to $121,170), a decrease in Other income (down 39.55% from $252,453 to $ 152,596) a decrease in Selling, general and administrative costs (down 23.38% from $2,596,832 to $1,989,770), a decrease in the Cost of sales of equipment, supplies and services (down 14.29% from $852,732 to $730,848), an increase in royalties paid to area franchisees (up 6.05% from $1,070,974 to $1,135,805), a decrease in commissions on franchise sales (down 10.92% from $398,884 to $355,343), a decrease in Advertising expenditures (down 22.51% from $171,844 to $133,164), a decrease in depreciation and amortization (down 37.92% from $224,839 to $139,573), the reduction in impairment of capitalized software costs (down 100% from $557,853 to -0-), and an increase in Income tax expense (up 100% from $0 to $214,766).

     The $192,443 decrease in sales of equipment, supplies and services in fiscal 2001 is the result of fewer store buildouts, the delayed launch of PSS version 2 and Pak Mail's decision to exit the computer software and hardware business on June 30, 2001. New store sales in 2001 mostly occurred in areas where the area developer handled the buildout. The delayed release of PSS version 2 halted all computer sales in the first half of 2001. PSS version 2 required a different type of computer than the one in use by the franchisees. PSS version 1 would not run on the PSS version 2 machine specifications. The two software systems were totally incompatible. As a result all computer sales were on hold in anticipation of the release of version 2 which never occurred. The decision to use an off the shelf software program and associated hardware vendor moved Pak Mail out of the computer software and hardware business in the second half of 2001.

     The $188,216 decrease in franchise fees is represented by a decrease in franchise sales recognized during the fiscal 2001. The Company recognized 48 individual franchises in fiscal 1999, 33 in fiscal 2000 and 24 in fiscal 2001. 21 of the 2001 sales were cash sales and 3 were deposits. 2001 sales were adversely affected by negative existing franchisee endorsements which were a result of poorly functioning PSS software.

     The $180,005 decrease in PSS licensing and maintenance fees is a result of Pak Mail's decision to discontinue development of its proprietary software. There was no revenue from this activity in the second half of 2001. The company made arrangements to purchase software licenses from Resource Software Inc., a software vendor to the packing and shipping industry. Maintenance fees are paid directly to Resource by the franchisees.

     The $99,857 decrease in other income is due primarily to a lawsuit settlement in 2000, decreased revenue from store transfers and the timing of email income reporting.

     The $607,062 decrease in Selling, general and administrative is due to a decrease in Wage expense (down $58,686) the result of a reduction in personnel; a reduction in the use of contractors due to the elimination of software service for PSS (down $22,315); a decrease in the allowance for bad debt (down $153,381); elimination of duplicate rent paid for office space through May of 2000, the date the prior lease expired (down $64,667); a reduction in phone expense (down $49,233); a reduction in printing expense, a result of a large quantity of sales brochures being printed in 2000 (down $42,474); a reduction in computer consultant fees incurred to keep PSS version 1 running (down $43,154); and a reduction in travel expenses as all unnecessary travel has been eliminated (down $42,195).

     The $121,884 decrease in cost of sales of equipment, supplies and services is the result of fewer store buildouts. Fewer stores were sold in areas not covered by area developers. In addition, Pak Mail departed from the computer hardware and software business in June of 2001.

     The $64,831 increase in royalties paid to area franchisees is due to the sale of a royalty producing area to a developer.

     The $43,541 decrease in commissions on franchise sales is the direct result of fewer sales being recognized in fiscal 2001.

     The $38,680 decrease in advertising is due to a reduction in advertising expenditures due to cash flow constraints.

     The $85,266 increase in depreciation and amortization is a result of placing the PSS software package in service in February of 2000. Amortization of PSS started on the portion that was not impaired as described in the next paragraph.

     The $557,853 decrease in impairment of capitalized software costs for fiscal 2001 is the result of the decision to re-write the PSS point of sale software program in fiscal 2000 using a different database to increase the modularity of the program and reduce future maintenance costs. The Impairment was a one time charge. PSS version 1 was used by the franchisees from February 2000 until May of 2001. Portions of version 1 costing $293,000 were being integrated into PSS version 2. The initial un-impaired cost of version 1 was to be amortized over a three-year period. The PSS version 2 development costs incurred from February 2000 through May 2001 were capitalized. Since the program was still non-functional in May of 2001 the decision was made to discontinue the program and purchase software from Resource Software. The Resource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the Resource Software Point of sale program sometime after April of 2002. Pak Mail will share in the revenue from the enhanced program.

     The $214,766 increase in Income Tax Expense is a result of reducing the value of the Deferred Income Tax asset carried on the balance sheet. Due to continuing losses, Pak Mail's Net Operating Loss carry-forwards are expiring. The Net Operating Loss carry-forward allows Pak Mail to shelter earnings from income tax. In anticipation of future profitability, an asset was recognized in 1997, 1998 and 1999.

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

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page. Three years of Financial Statements are presented in this filing. The two most recent years are compared to each other, fiscal 2001 and fiscal 2000. Fiscal 1999 is presented for informational and franchising purposes only.

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


Name, Age and                 Director or        Principal Occupation
Position in the Company       Officer Since      During the Last Five Years
-----------------------       -------------      --------------------------
John E. Kelly, 61             September, 1989    Executive officer of the Company since
(President, Chief Executive                      September, 1989.
Officer and Director)

P. Evan Lasky, 60             March, 1988        Executive officer of the Company since March,
(Executive Vice President,                       1988. And Secretary/Treasurer since November
Treasurer and Chief                              2001.
Operating Officer)

Alex Zai, 42                  May, 1996          Executive officer of the Company since May,
(Vice President of                               1996; director of store operations of the
Store Operations)                                Company since April, 1994.

J. S. Corcoran, 58            September, 1989    Self-employed as a business consultant since
(Director)                                       October, 1996; executive officer of D.P.
                                                 Kelly & Associates L.P., a firm offering
                                                 management services, from November, 1988 to
                                                 January, 1997; executive officer of
                                                 Envirodyne Industries, Inc., a manufacturer
                                                 of food packaging and food service supplies,
                                                 from June, 1989 to March, 1996.



Name, Age and                 Director or        Principal Occupation
Position in the Company       Officer Since      During the Last Five Years
-----------------------       -------------      --------------------------

John W. Grant, 77             September, 1989    Retired since September, 1987.
(Director)

F. Edward Gustafson, 60       September, 1989    Executive officer of D.P. Kelly & Associates
(Director)                                       L.P., a firm offering management services,
                                                 since November, 1988; executive officer of
                                                 Viskase Companies, Inc., a manufacturer of
                                                 food packaging and food service supplies,
                                                 since June, 1989; director of Viskase
                                                 Companies, Inc. since December, 1993;
                                                 executive officer of Viskase Corporation,
                                                 a wholly-owned subsidiary of Viskase
                                                 Companies, Inc., from February, 1990 to
                                                 August, 1993.

Laura K. McGrath 45           September, 1989    General Partner of KMK & Associates, an
(Director)                                       investment partnership since May, 1986;
                                                 President of Emerald Valley Farms, Inc. a
                                                 farm land acquisition and management company
                                                 since March, 1999; Treasurer of the Donald P.
                                                 and Byrd M. Kelly Foundation, a family
                                                 foundation that focuses on educational
                                                 support for non-profit organizations, since
                                                 November, 1988.



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

     For the Company's fiscal year ended November 30, 2001, there were no Forms 3, 4 or 5 filed by the directors, officers or more than 10% shareholders of the Company. However, for the fiscal year ending November 30, 2002, all Forms 3, 4, and 5 have been timely filed for all officers and directors and persons who own more than 10% of the Company's outstanding common stock

ITEM 10. EXECUTIVE COMPENSATION

     Cash Compensation.
     ------------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 2001, November 30, 2000, and November 30, 1999 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                           SUMMARY COMPENSATION TABLE

Name and                                                          Other Annual
Principal Position     Fiscal Year      Salary        Bonus       Compensation
------------------     -----------      ------        -----       ------------

John E. Kelly             2001         $161,000       $2,300       $8,520(2)
President and Chief       2000         $153,300          -0-(1)    $8,520(2)
Executive Officer         1999         $146,000      $33,016(1)    $8,520(2)
P. Evan Lasky             2001         $125,000       $1,500          -0-
Executive Vice            2000         $112,000          -0-(1)       -0-
President and Chief       1999         $102,000      $19,573(1)       -0-
Operating Officer


(1) Bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

(2) The amount for fiscal 2001, 2000 and 1999 consists of a $4,800 car allowance and $3,720 of country club dues

     Stock Option Plans.
     -------------------

     Effective January 1, 1999, the Company adopted the 1999 Incentive and Nonstatutory Stock Option Plan ("1999 Plan"). The 1999 Plan authorizes the granting of options to employees and non-employee directors of the Company to purchase an aggregate of 400,000 shares of the Company's common stock. No options may be granted after December 31, 2008 under the 1999 Plan. There were no options issued during the year ended November 30, 2000 or November 30, 2001. For the fiscal year ended November 30, 1999, employees of the Company were issued options under the 1999 Plan to purchase a total of 172,227 shares of the Company's common stock at $.75 per share expiring in December 2009.

     Options/SAR Grants.
     -------------------

     The following table sets forth the individual grants of stock options made during the last two completed fiscal years to each of the named executive officers:

There were no options granted in fiscal 2000.
There were no options granted in fiscal 2001.

     Fiscal Year End Option Values
     -----------------------------

                        Number of Securities
                             Underlying
                         Unexercised Options
    Name                 at Fiscal Year End
--------------          --------------------

John E. Kelly                  30,000

P. Evan Lasky                  22,000

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

     Compensation of Directors--Other Arrangements.
     ----------------------------------------------

     Not Applicable.

     Employment Contracts and Termination of Employment and Change of Control Arrangements.
-----------------------------------------------------------------------------

          In fiscal 2001 the Company adopted a Severance Pay Policy for certain of its officers and employees. Under this Policy, John E. Kelly and P. Evan Lasky are entitled to a pro rata share of any bonus earned under the Management Incentive Plan or any comparable plan in effect at the time of termination of employment, plus 24 months and 18 months salary, respectively, following termination of employment if the termination occurs in the 24-month period following a change in control of the Company. Change in control under the Policy is defined as the sale of the stock and/or substantially all of the assets of the Company as approved by the Board of Directors. To be eligible for the severance pay the termination must be a result of:

     (a) any involuntary separation of employment from the Company for any reason other than death, disability or willful misconduct on the part of the employee;

     (b) any voluntary separation of employment from the Company following a reduction in the employee's base compensation and incentive bonus opportunity from that in effect on the day immediately before the change in control;

     (c) any voluntary separation of employment from the Company following a reduction in the employee's principal responsibilities from those in effect on the day immediately before the change in control; or

     (d) any change in the employee's work location by more than 50 miles than the work location on the day immediately before the change in control, except for those employees who, on a project basis, would normally change location.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of November 30, 2001, the number of shares of the Company's $0.001 par value common stock, its only class of outstanding voting securities, beneficially owned by each of the Company's current directors and executive officers, by all of the Company's current directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

Name and Address                        Amount and Nature of
Of Beneficial Holder                   Beneficial Ownership(1)  Percent of Class
--------------------                   --------------------     ----------------

J. S. Corcoran                              2,405,264(2)               62.1%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John W. Grant                                     800(3)                (7)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson                         2,931,578(2)(4)(8)         75.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

John E. Kelly                                  30,000(5)                (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

P. Evan Lasky                                  22,000(6)                (7)
3033 S. Parker Road, Suite 1200
Aurora, Colorado 80014

All directors and executive officers        2,933,378(2)(4)            75.7%
as a group (9 persons)

D.P. Kelly and Associates, L.P.               492,814                  12.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Donald P. Kelly                             2,966,184(2)(4)            76.6%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Pak Mail Investment Partnership L.P.        2,404,264                  62.1%
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

     (a) Exhibits.
     -------------

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

(10)(f) Contract with Immedient, a software development company to re-write the PSS software. (Scope Document) incorporated by reference to exhibit 10(f) of the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(g) Promissory Note, D.P. Kelly & Associates, Inc. incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001

(10)(h) Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet. (to be filed by amendment) incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(i)*  Resource, Inc. software licensing contract

(21)*     Subsidiaries of the Registrant.


     *    Filed herewith.

     (b) 8-K Reports. None.
     ----------------

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

                                        PAK MAIL CENTERS OF AMERICA, INC.,
                                        a Colorado corporation

                                        By: /s/ John E. Kelly
                                        ----------------------------------------
                                        John E. Kelly, President and
                                        Chief Executive Officer


                                        By: /s/ P. Evan Lasky
                                        ----------------------------------------
                                        P. Evan Lasky, Executive Vice President,
                                        COO, Treasurer and Secretary
     Dated: January 11, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                            Date
--------------             ---------                            ----

J.S. Corcoran              /s/ J.S. Corcoran                    January 11, 2002
Director                   --------------------------


John W. Grant              /s/ John W. Grant                    January 11, 2002
Director                   --------------------------


F. Edward Gustafson        /s/ F. Edward Gustafson              January 11, 2002
Director                   --------------------------


Laura K. McGrath           /s/ Laura K. McGrath                 January 11, 2002
Director                   --------------------------


John E. Kelly              /s/ John E. Kelly                    January 11, 2002
Director                   --------------------------

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

(10)(f) Contract with Immedient, a software development company to re-write the PSS software. (Scope Document) incorporated by reference to exhibit 10(f) of the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(g) Promissory Note, D.P. Kelly & Associates, Inc. incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001

(10)(h) Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet. (to be filed by amendment) incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(i)*  Resource, Inc. software licensing contract

(21)*     Subsidiaries of the Registrant.


     *    Filed herewith.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           November 30, 2001 and 2000




                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----

Independent Auditors' Report ..............................................  F-1

Consolidated Financial Statements

         Consolidated Balance Sheets ......................................  F-2

         Consolidated Statements of Operations ............................  F-3

         Consolidated Statement of Changes in Stockholders' Equity ........  F-4

         Consolidated Statements of Cash Flows ............................  F-5

Notes to Consolidated Financial Statements ................................  F-7

Accompanying Information

         Schedule of Selling, General and Administrative Expenses ......... F-22

                                                           Ehrhardt
                                                           Keefe
                                                    EKS&H  Steiner &
                                                           Hottman PC

                                                    Certified Public Accountants
                                                    and Consultants



                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado

We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended November 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying schedule is presented only for supplementary analysis purposes and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         ---------------------------------------
                                         Ehrhardt Keefe Steiner & Hottman PC
January 10, 2002
Denver, Colorado



                             PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                        Consolidated Balance Sheets


                                                                                        November 30,
                                                                                 --------------------------
                                                                                    2001            2000
                                                                                 -----------    -----------
                                                  Assets
Current assets
     Cash and cash equivalents                                                   $    17,201    $      --
     Restricted cash                                                                 138,406         11,129
     Trade accounts receivable, net                                                  544,192        556,437
     Inventories                                                                      30,225         44,283
     Notes receivable - current, net                                                 115,523        169,982
     Prepaid expenses and other current assets                                        55,588         22,686
     Deferred income taxes                                                           132,734        347,500
                                                                                 -----------    -----------
        Total current assets                                                       1,033,869      1,152,017
                                                                                 -----------    -----------

Non-current assets
     Property and equipment, net                                                      85,413        136,256
     Notes receivable, net of current portion                                        184,447        286,148
     Capitalized software, net                                                       571,956        423,491
     Deferred franchise costs, net                                                    16,770         66,862
     Deposits and other                                                              112,868        157,274
                                                                                 -----------    -----------
        Total non-current assets                                                     971,454      1,070,031
                                                                                 -----------    -----------

Total assets                                                                     $ 2,005,323    $ 2,222,048
                                                                                 ===========    ===========

                                   Liabilities and Stockholders' Equity
Current liabilities
     Trade accounts payable                                                      $   203,042    $   317,231
     Accrued other                                                                   348,617        212,659
     Deferred rent                                                                    64,776         70,434
     Preferred stock dividends payable                                               133,000        133,000
     Current portion of capital lease obligation                                      10,520         10,520
     Due to advertising fund                                                         138,406         11,129
                                                                                 -----------    -----------
        Total current liabilities                                                    898,361        754,973
                                                                                 -----------    -----------

Non-current liabilities
     Deferred franchise revenues                                                     626,205        607,120
     Note payable - shareholder                                                      400,000        400,000
     Capital lease obligations, less current portion                                  11,088         21,608
                                                                                 -----------    -----------
        Total non-current liabilities                                              1,037,293      1,028,728
                                                                                 -----------    -----------
Total liabilities                                                                  1,935,654      1,783,701
                                                                                 -----------    -----------

Commitments

Stockholders' equity
     Common stock, $.001 par value; 200,000,000 shares authorized, 3,877,737
      shares (2001) and 3,873,737 shares (2000) issued and outstanding                 3,877          3,874
     Series C redeemable preferred stock, $1,000 par value; 6% cumulative;
      2,500 shares authorized 2,216 shares issued and outstanding (liquidation
      preference $2,349,668)                                                       2,216,668      2,216,668
     Additional paid-in capital                                                    5,113,992      5,113,995
     Accumulated deficit                                                          (7,264,868)    (6,896,190)
                                                                                 -----------    -----------
        Total stockholders' equity                                                    69,669        438,347
                                                                                 -----------    -----------

Total liabilities and stockholders' equity                                       $ 2,005,323    $ 2,222,048
                                                                                 ===========    ===========


                              See notes to consolidated financial statements.



                           PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                              November 30,
                                                               -----------------------------------------
                                                                   2001           2000           1999
                                                               -----------    -----------    -----------

Revenues
     Royalties from franchisees                                $ 2,715,152    $ 2,709,764    $ 2,455,552
     Franchise fees                                                875,099      1,063,315      1,368,304
     Sales of products and services                                643,639        836,082      1,106,313
     Software license fees                                         121,170        301,175           --
     Interest income and other                                     152,596        252,453        155,491
                                                               -----------    -----------    -----------
                                                                 4,507,656      5,162,789      5,085,660
                                                               -----------    -----------    -----------

Cost of revenue
     Selling, general and administrative                         1,989,770      2,596,832      2,061,493
     Cost of products and services                                 730,848        852,732        906,693
     Royalties paid to area franchisees                          1,135,805      1,070,974        975,510
     Commissions on franchise sales                                355,343        398,884        539,532
     Advertising                                                   133,164        171,844        143,429
     Depreciation and amortization                                 139,573        224,839         85,446
     Interest expense                                               44,065         63,193          4,768
                                                               -----------    -----------    -----------
        Total cost of revenue                                    4,528,568      5,379,298      4,716,871
                                                               -----------    -----------    -----------

Gross (loss) profit                                                (20,912)      (216,509)       368,789
                                                               -----------    -----------    -----------

Other expense
     Impairment of capitalized software                               --          557,853           --
     Loss on disposal of assets                                       --           12,221           --
                                                               -----------    -----------    -----------
                                                                      --          570,074           --
                                                               -----------    -----------    -----------
(Loss) income before income tax expense and cumulative
 effect of change in accounting method                             (20,912)      (786,583)       368,789
Income tax expense                                                (214,766)          --             --
                                                               -----------    -----------    -----------
(Loss) income before cumulative effect of change in
 accounting method                                                (235,678)      (786,583)       368,789
Cumulative effect of change in accounting method                      --             --         (140,728)
                                                               -----------    -----------    -----------

Net (loss) income                                                 (235,678)      (786,583)       228,061
Preferred stock dividend                                           133,000        133,000        133,000
                                                               -----------    -----------    -----------

Net (loss) income available to Stockholders                    $  (368,678)   $  (919,583)   $    95,061
                                                               ===========    ===========    ===========

Net (loss) income per share - basic and diluted
   Net (loss) income per share before cumulative
    effect of change in accounting principle                         (0.10)         (0.24)          0.07
   Cumulative effect of changes in accounting principle               --             --            (0.04)
                                                               -----------    -----------    -----------
Basic and diluted net (loss) income per share of common
 stock                                                         $     (0.10)   $     (0.24)   $      0.03
                                                               ===========    ===========    ===========
Basic and diluted weighted average common shares outstanding     3,875,158      3,873,737      3,568,494
                                                               ===========    ===========    ===========


                            See notes to consolidated financial statements.



                                          PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                     Consolidated Statement of Changes in Stockholders' Equity
                                        For the Years Ended November 30, 2001, 2000 and 1999


                                   Preferred Stock
                                      Series C                   Common Stock          Additional                     Total
                              -------------------------   -------------------------     Paid-in      Accumulated   Stockholders'
                                 Shares       Amount        Shares        Amount        Capital        Deficit        Equity
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 1998         2,216   $ 2,216,668     2,989,473   $     2,990   $ 5,026,453    $(6,071,668)   $ 1,174,443

Warrants exercised                   --            --         884,264           884        87,542           --           88,426

Net income                           --            --            --            --            --           95,061         95,061
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 1999         2,216     2,216,668     3,873,737         3,874     5,113,995     (5,976,607)     1,357,930

Net loss                             --            --            --            --            --         (919,583)      (919,583)
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2000         2,216     2,216,668     3,873,737         3,874     5,113,995     (6,896,190)       438,347

Stock issuance                       --            --           4,000             3            (3)          --             --

Net loss                             --            --            --            --            --         (368,678)      (368,678)
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2001         2,216   $ 2,216,668     3,877,737   $     3,877   $ 5,113,992    $(7,264,868)   $    69,669
                              ===========   ===========   ===========   ===========   ===========    ===========    ===========



                                          See notes to consolidated financial statements.



                        PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                              Consolidated Statements of Cash Flows


                                                                       For the Years Ended
                                                                           November 30,
                                                               -----------------------------------
                                                                 2001          2000         1999
                                                               ---------    ---------    ---------

Cash flows from operating activities
   Net (loss) income                                           $(368,678)   $(919,583)   $  95,061
                                                               ---------    ---------    ---------
   Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities
     Depreciation and amortization                               139,573      224,839       85,446
     Change in provision for loss on accounts receivable         (57,761)       8,278       65,735
     Change in provision for loss on notes receivable             13,107       27,086         --
     Bad debts                                                   102,000      255,381       42,559
     Deferred franchise costs                                     30,901      (15,860)      84,190
     Franchise fee revenue financed through notes receivable        --           --        (48,786)
     Deferred income taxes                                       214,766         --        (72,500)
     Impairment of capitalized software                             --        557,853         --
     Changes in assets and liabilities
        Accounts receivable                                      (31,994)    (235,595)    (310,962)
        Inventories                                               14,058       57,074      (45,120)
        Prepaid expenses and other current assets                (32,902)       6,588        8,226
        Trade accounts payable                                  (114,189)       1,856      125,621
        Accrued expenses and deferred rent                       130,300      (77,108)     175,786
        Deferred Revenue                                          19,085       (6,899)    (140,946)
        Due to advertising fund                                  127,277        9,249       (2,000)
                                                               ---------    ---------    ---------
                                                                 554,221     (812,742)     (32,751)
                                                               ---------    ---------    ---------
        Net cash provided by (used in) operating activities      185,543     (106,841)      62,310
                                                               ---------    ---------    ---------

Cash flows from investing activities
   Capital expenditures                                           (9,102)     (82,799)    (136,694)
   Capitalized software costs                                   (197,299)    (211,880)    (499,647)
   Deposits and other                                             32,803      (11,372)     (50,649)
   Payments on notes receivable                                  143,053      109,154      227,826
                                                               ---------    ---------    ---------
        Net cash used in investing activities                    (30,545)    (196,897)    (459,164)
                                                               ---------    ---------    ---------

Cash flows from financing activities
   Payments on notes payable and capital lease obligations       (10,520)     (31,549)        --
   Advances on notes payable                                        --        300,000      120,000
   Preferred stock dividends payable                             133,000      133,000      133,000
   Preferred stock dividends paid                               (133,000)    (133,000)    (133,000)
   Proceeds from sale of stock                                      --           --         88,426
   Restricted cash                                              (127,277)      (9,249)       2,000
                                                               ---------    ---------    ---------
        Net cash (used in) provided by financing activities     (137,797)     259,202      210,426
                                                               ---------    ---------    ---------

Net increase (decrease) in cash                                   17,201      (44,536)    (186,428)

Cash - beginning of year                                            --         44,536      230,964
                                                               ---------    ---------    ---------

Cash - end of year                                             $  17,201    $    --      $  44,536
                                                               =========    =========    =========

(Continued on next page.)


                         See notes to consolidated financial statements.

                                               F-5

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


(Continued from previous page.)


Supplemental disclosure of cash flow information

                  Cash paid for:                 Interest
                  --------------                 --------

                       2001                      $  44,065
                       2000                      $  63,194
                       1999                      $   4,768


Supplemental disclosure of non-cash activity:

     At November 30, 2001, 2000 and 1999 $0, $49,170 and $100,000 of notes receivable additions are included in deferred revenue, respectively.

     During 2000, the Company incurred capital lease obligations and recorded related equipment of $43,677.








                 See notes to consolidated financial statements.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Pak Mail Centers of America, Inc., (the Company), was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail Retail and Service Centers, which specialize in custom packaging of items to be mailed or shipped throughout the United States and Mexico.

The following table summarized the number of Pak Mail Retail and Service Centers in operation during the last three fiscal years:

                                        November 30,  November 30,  November 30,
                                            2001         2000          1999
                                           ------       ------        ------
Franchises:
     Franchise centers in operation:
         Domestic                             338          345           332
         International                         45           44            33
     Rights to franchise centers sold
         and not in operation                  22           29            37
                                           ------       ------        ------
                                              405          418           402
                                           ======       ======        ======

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its subsidiary, Pak Mail Crating and Freight Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, as of November 30, 2001 and 2000, approximately $183,000 and $347,000 of notes receivable are offset by comparable amounts in deferred revenue.

During the year ended November 30, 1999, one customer accounted for 16% of total revenues. At November 30, 1999 the same customer accounted for 12% of total accounts receivable.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including accounts receivable, accounts payable and accrued expenses approximated fair value as of November 30, 2001 because of the relatively short maturity of these instruments.

The carrying amounts of notes receivable, capital lease obligations, and debt outstanding approximate fair value as of November 30, 2001 because interest rates and discount rates on these instruments approximate market interest rates.

Inventories
-----------

Inventory consists of equipment and supplies held for resale to franchisees for use at their store locations or held at corporate owned stores for resale to the public and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 7 years.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has recorded an allowance for doubtful collections on accounts receivable and notes receivable. These are continually reviewed based upon changes in the nature of the amounts outstanding. Accordingly, the allowances are subject to change due to circumstances not presently known.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

Revenue Recognition
-------------------

The Company has awarded franchise rights under the following franchise agreements:

o Individual franchise agreement - Right to operate one store at a location to be determined. Franchise fees are payable in cash or notes upon execution of agreement.

o Area developer agreement - Right to develop stores within a specified geographic area. The area franchise fee (based upon the estimated development potential of the area) is payable in cash and notes upon execution of the area developer agreement. Upon awarding of individual franchises within the franchise area, the Company typically received 60% of the individual franchise fee and the area developer receives 40%. The area developer receives 50% to 60% of the royalties from individual franchisees within the area. Although the Company currently has several franchises operating under this agreement, during fiscal year 1994, the Company changed the terms of this agreement as specified in the area marketing agreement below.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

Revenue Recognition
-------------------

Prior to December 1, 1998, area marketing fees were recognized as income upon completion of the initial training by the area marketer and collection of the marketing fee. Effective December 1, 1998, the Company changed its accounting policy based on an SEC directive related to the recognition of area marketing agreement fees to one that recognizes such fees on a straight-line basis over the effective term of the agreement, which is five years or as stores within the area are opened. The effect of the change in fiscal 1999 resulted in the deferral of $213,228 of net revenue previously recognized in prior years. This change was reported as a cumulative effect of change in accounting principle of $140,728 (net of $72,500 in income tax benefits) and is included in the net income in fiscal year 1999. Fiscal year 2001, 2000 and 1999 income included $13,400, $30,400 and $114,628, respectively, of amortized deferred net revenue related to area marketing agreement fees that had been previously recognized in prior years.

Individual franchise fees within a domestic area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company, principally site selection and training.

International area franchise fees are deferred and recognized as revenue until training provided to the international area marketer is completed and once collection of notes receivable is reasonable assured.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company expects future taxable income and, therefore, believes it will recognize future benefits related to a portion of its deferred tax asset.

Deferred Financing Costs
------------------------

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

Software Development Costs
--------------------------

The Company applies the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed for Internal Use". The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed. Capitalized software costs consist of costs of internally developed software developed for sale to franchisees. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs are provided on a product-by-product basis using the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized costs. The software was placed in service by a majority of the franchises in February 2000. As such, no amortization was recorded during the fiscal year 1999, amortization in 2000 was $81,390. After two months of use, it became apparent that the software was not working as intended. The Company contracted with a software development company to rewrite a significant portion of the program for approximately $230,000. Management's analysis indicated that approximately $557,853 of the original capitalized asset needed to be written off as an impaired asset.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

Software Development Costs (continued)
--------------------------------------

In May of 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to continue development of the software at their expense and then market the finished product and split the revenue. The Company also received 350 ReSource point of sale software licenses for use by the Company's stores for $55,000 to be paid over one year.

Reclassifications
-----------------

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS Nos. 141 and 142 " Business Combinations " and " Goodwill and other Intangible Assets ". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after December 15, 2001. Management does not anticipate that this statement will have an impact on the financial statements of the Company.

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 2 - Balance Sheet Disclosures
----------------------------------

Accounts receivable are summarized as follows:

                                                              November 30,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
Trade accounts receivable                                $ 613,869    $ 683,875
Provision for loss on accounts receivable                  (69,677)    (127,438)
                                                         ---------    ---------
                                                         $ 544,192    $ 556,437
                                                         =========    =========

Software development costs consist of the following:

                                                              November 30,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
PSS version 1                                            $ 293,000    $ 293,000
PSS version 2                                              409,329      211,881
Less accumulated amortization                             (130,373)     (81,390)
                                                         ---------    ---------
                                                         $ 571,956    $ 423,491
                                                         =========    =========

Property and equipment consist of the following:

                                                              November 30,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
Office equipment                                         $ 205,362    $ 196,260
Furniture and fixtures                                     228,089      228,088
                                                         ---------    ---------
                                                           433,451      424,348
Less accumulated depreciation                             (348,038)    (288,092)
                                                         ---------    ---------
                                                         $  85,413    $ 136,256
                                                         =========    =========

Depreciation expense for the periods ended is:

                             2001                                     $  59,945
                             2000                                     $  87,031
                             1999                                     $  85,446

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

Notes receivable consist of the following:

                                                              November 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

Non-interest bearing notes; interest imputed at 7%       $ 301,736    $ 444,452

Interest-bearing notes; interest rates from 6% to 8%        29,349       29,686
                                                         ---------    ---------
                                                           331,085      474,138
         Less current portion                             (115,523)    (169,982)
                                                         ---------    ---------
                                                           215,562      304,156
         Less allowance                                    (31,115)     (18,008)
                                                         ---------    ---------
                                                         $ 184,447    $ 286,148
                                                         =========    =========


The Company reserves an allowance for doubtful collections which is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance of the notes, which is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. The Company collateralizes the notes with the area directorship agreement, assets of the store sold or other related assets.

It is the Company's policy not to impute interest on the notes which are included in deferred revenue. Included in these notes are financed area marketer fees, the maturities of which are based upon the expected opening of franchises within the area.

The above amounts are scheduled to mature as follows:

          Year Ending November 30,
                    2002                                $ 115,523
                    2003                                   87,856
                    2004                                   71,231
                    2005                                   38,186
                    2006                                   18,289
                                                        ---------
                                                          331,085
                   Less allowance                        (31,115)
                                                        ---------
                                                        $ 299,970
                                                        =========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 4 - Income Taxes
---------------------

During 2001, 2000 and 1999 the Company utilized approximately $0, $0 and $80,000 in net operating loss carryforwards to offset current taxable income. This resulted in tax savings of approximately $0, $0 and $27,000, respectively. The Company's valuation allowance on its remaining net operating loss carryforward is an estimate based on the Company's ability to utilize net operating loss carryforwards to offset taxable income projected in future years.

Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                          November 30,
                                                 ------------------------------
                                                    2001                2000
                                                 -----------        -----------
Net operating loss carryforwards                 $ 2,414,117        $ 2,176,000
Reserves and other deferrals                        (138,000)           162,000
Depreciation and amortization                        (15,000)          (145,000)
Valuation allowance                               (2,128,383)        (1,845,500)
                                                 -----------        -----------
                                                 $   132,734        $   347,500
                                                 ===========        ===========


As of November 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $4,440,000.

If not used, these carryforwards will expire in varying amounts as follows.

          Year Ending November 30,
          ------------------------
                    2003                                 $    63,000
                    2004                                     500,000
                    2005                                   1,030,000
                    2006                                   1,162,000
                    2007                                      73,000
                    2008                                     605,000
                    2009                                     616,000
                    2019                                       3,000
                    2020                                     245,000
                    2021                                     143,000
                                                         -----------
                                                         $ 4,440,000
                                                         ===========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 4 - Income Taxes (continued)
---------------------------------

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) income compared to the income taxes in the consolidated statements of operations as of November 30, 2001:


Income tax (benefit) expense at the statutory rate of 34%             $ (68,117)

Change resulting from:
         Change in valuation allowance                                  282,883
                                                                      ---------

Provision for income tax expense                                      $ 214,766
                                                                      =========


Note 5 - Long-Term Debt
-----------------------

The Company has a long-term, $400,000 note payable to the majority shareholder requiring the balance plus interest at prime rate (5.10% at November 30, 2001) to be paid upon demand subsequent to January 2003. The note is unsecured.


Note 6 - Capital Leases
-----------------------

The Company has acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The lease expires in August 29, 2003. Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

                                                            November 30,
                                                     --------------------------
                                                       2001              2000
                                                     --------          --------
Capitalized leases                                   $ 43,677          $ 43,677
Less accumulated amortization                         (24,568)          (13,649)
                                                     --------          --------
                                                     $ 19,109          $ 30,028
                                                     ========          ========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 6 - Capital Leases (continued)
-----------------------------------

Maturities of capital lease obligations are as follows:

      Year Ending November 30,
      ------------------------
              2002                                               $   13,705
              2003                                                   10,281
                                                                 ----------
              Total minimum lease payments                           23,986
              Amount representing interest                          (2,378)
                                                                 ----------
              Present value of net minimum lease payments            21,608
              Less current portion                                 (10,520)
                                                                 ----------

              Long-term capital lease obligation                 $   11,088
                                                                 ==========


Note 7 - Commitments
--------------------

Operating Leases
----------------

The Company leases office space and office equipment under noncancelable operating leases.

Rent expense for these leases was:

      Year Ending November 30,
      ------------------------

               2001                                              $ 264,618
               2000                                              $ 341,851
               1999                                              $ 287,250


Future minimum lease payments under these leases are approximately as follows:

      Year Ending November 30,
      ------------------------

               2002                                              $ 184,000
               2003                                                184,000
               2004                                                186,000
               2005                                                187,000
               2006                                                 79,000
                                                                 ---------
                                                                 $ 820,000
                                                                 =========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 8 - Stockholders' Equity
-----------------------------

Preferred Stock
---------------

Dividends on the Series C Preferred Stock will accrue at 6% per year commencing December 1, 1997. Dividends are payable annually commencing March 31, 1999 and each March 31 thereafter for the previous year ended. The preferred stock does not vote although holders of 51% must approve certain items such as any changes in control, sale of the Company or a sale of the majority of the Company's assets. The Series C Preferred Stock may be redeemed at the Company's option any time at $1,000 per share plus accrued dividends.

As an incentive to exchange for the Series C preferred stock, the preferred shareholders were granted a total of 884,264 common stock warrants at an average price of $0.10 per share. There was no fair value attributed to the warrants as no material imputed value was estimated in the Company pricing model. All warrants were exercised during fiscal year 1999.

Stock Options
-------------

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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 8 - Stockholders' Equity (continued)
-----------------------------------------

Stock Options (continued)
-------------------------

The following table presents the activity for options outstanding:

                                                                       Weighted
                                                    Incentive           Average
                                                      Stock            Exercise
                                                     Options             Price
                                                     --------          --------

Outstanding - November 30, 1998                          --            $    --
         Granted                                      172,227              0.75
         Forfeited/canceled                           (10,386)             0.75
         Exercised                                       --                 --
                                                     --------          --------

Outstanding - November 30, 1999                       161,841              0.75
         Granted                                         --                 --
         Forfeited/canceled                           (33,743)             0.75
         Exercised                                       --                 --
                                                     --------          --------

Outstanding - November 30, 2000                       128,098              0.75
         Granted                                         --                 --
         Forfeited/canceled                           (19,938)             0.75
         Exercised                                       --                 --
                                                     --------          --------

Outstanding - November 30, 2001                       108,160          $   0.75
                                                     ========          ========


The following table presents the composition of options outstanding and exercisable:

                             Options Outstanding             Options Exercisable
                             -------------------             -------------------
Range of Exercise Prices      Number     Price*     Life*     Number     Price*
-------------------------    -------     ------     -----     ------     ------
         .75                 108,160     $ 0.75     8.00      72,108     $ 0.75
                             -------     ------     -----     ------     ------

Total - November 30, 2001    108,160     $ 0.75     8.00      72,108     $ 0.75
                             =======     ======     ====      ======     ======


*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 8 - Stockholders' Equity (continued)
-----------------------------------------

Stock Options (continued)
-------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net (loss) income and basic (loss) income per common share would have been changed to the pro forma amounts indicated below:

                                                   For the Years Ended
                                                       November 30,
                                         ---------------------------------------
                                            2001           2000           1999
                                         ----------     ----------     ---------

Net (loss) income - as reported          $ (368,678)    $ (919,583)    $  95,061
Net income - pro forma                         --             --          19,496
Basic (loss) income per common share
  - as reported                               (0.10)         (0.24)         0.03
Basic (loss) income per common share
  - pro forma                                 (0.04)         (0.24)         0.01


The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended November 30, 1999: dividend yield of 0.0%; expected average annual volatility of 102.5%; average annual risk-free interest rate of 5.25%; and expected term of 10 year.


Note 9 - Employee Benefit Plan
------------------------------

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


Company contributions to the Plan are as follows:

                                                    For the Years Ended
                                                        November 30,
                                           -------------------------------------
                                             2001           2000           1999
                                           -------        -------        -------
Benefit contributions                      $19,918        $27,887        $42,048
                                           =======        =======        =======

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 10 - Advertising Fund
--------------------------

The Company has established an advertising trust to administer funds collected from franchisees for advertising. The advertising trust is a separate legal entity and, therefore, the Company is not contingently liable for any trust liabilities incurred; nor is the trust activity reflected in the accompanying consolidated financial statements.


Note 11 - Restricted Cash
-------------------------

At November 30, 2001 and 2000, the amounts collected and due to the advertising trust of $138,406 and $11,129, respectively, are included in restricted cash.

                            ACCOMPANYING INFORMATION


                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

            Schedule of Selling, General and Administrative Expenses


                                                   For the Years Ended
                                                        November 30,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------    ----------    ----------
Salaries and bonuses/commissions          $  946,961    $1,009,266    $  881,021
Rent expense                                 264,618       341,851       287,250
Bad debts                                    102,000       255,381        42,559
Miscellaneous expense and other               63,047       210,510       109,192
Benefit contributions                         19,918        27,887        42,048
Professional services                        158,463       147,610       137,728
Telephone, fax and internet                   71,715       129,943        69,460
Health insurance                              83,507        62,177        73,715
Payroll taxes                                 63,385        75,854        62,831
Printing                                      18,426        60,901        43,362
Travel and entertainment                      18,655        60,850       130,462
Contract labor - temporary help               23,804        46,619        11,878
Dues and fees                                  3,962        37,458        47,879
Freight                                       25,262        32,465         9,108
Training                                      59,867        27,312        30,845
Postage                                        6,085        16,422         9,108
Supplies                                      11,904        15,988        20,200
Other taxes                                   21,910        13,045        11,152
Operating insurance                           12,489        11,319        11,223
Trade shows                                    7,769         6,311         6,706
Repairs and maintenance                        2,216         4,123        11,862
Subscriptions                                  3,462         2,629         4,446
Donations                                        345           911         7,458
                                          ----------    ----------    ----------
                                          $1,989,770    $2,596,832    $2,061,493
                                          ==========    ==========    ==========