Form 10QSB
period 2002-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 2002-04-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  February 28, 2002
                                            -----------------


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

         Yes [x]     No [ ]

As of February 28, 2002, there were outstanding 3,877,737 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format

         Yes [ ]     No [X]



PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements.

                                    PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                             Consolidated Balance Sheets
                                                                                              February            November
                                                                                              28, 2002            30, 2001
                                                                                             Un-Audited           Audited
                                                                                             -----------        -----------
Current assets
   Cash and cash equivalents                                                                 $    47,910        $    17,201
   Restricted cash                                                                               195,918            138,406
   Accounts receivable, net of allowance
         of $70,555 (2002) and $69,677 (2001)                                                    535,699            544,192
   Inventories                                                                                    43,514             30,225
  Notes receivable, current, net of allowance of $33,049 (2002) and $31,115 (2001)               115,523
   Prepaid expenses and other current assets                                                      59,019             55,588
   Deferred income tax benefit - current                                                         132,734            132,734
                                                                                             -----------        -----------
      Total current assets                                                                     1,014,794          1,033,869
                                                                                             -----------        -----------

Property and equipment, at cost, net of accumulated depreciation                                  73,481             85,413
                                                                                             -----------        -----------
Other assets:
   Notes receivable, net                                                                         273,102            184,447
   Deposits and other                                                                            114,483            112,868
   Deferred franchise costs, net of accumulated amortization of
       $135,603 (2002) and $135,603 (2001)                                                        16,770             16,770
   Capitalized software costs, net of amortization
        $130,373 (2002) and $130,373 (2001)                                                      571,956            571,956
                                                                                             -----------        -----------
      Total other assets                                                                         976,311            886,041
                                                                                             -----------        -----------
                                                                                             $ 2,064,586        $ 2,005,323
                                                                                             ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                                    $   229,336        $   203,042
   Other accrued expenses                                                                        336,931            348,617
   Deferred Rent                                                                                  63,080             64,776
   Due to advertising fund                                                                       195,918            138,406
   Preferred dividends payable                                                                   166,250            133,000
   Current portion of capital lease obligation                                                    10,520             10,520
                                                                                             -----------        -----------

      Total current liabilities                                                                1,002,035            898,361
                                                                                             -----------        -----------
Long-term liabilities
  Deferred revenue                                                                               571,988            626,205
  Note payable related party                                                                     400,000            400,000
  Capital lease obligation                                                                         8,262             11,088
                                                                                             -----------        -----------

        Total long-term liabilities                                                              980,250          1,037,293
                                                                                             -----------        -----------
Stockholders' equity:
   Series "C" redeemable preferred stock, $1,000 par value; 6% cumulative 2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,349,668)                                                      2,216,668          2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding as of 02/28/02 and
      3,877,737 shares issued and outstanding as of 11/30/01                                       3,877              3,877
   Additional paid-in capital                                                                  5,113,992          5,113,992
   Accumulated deficit                                                                        (7,252,236)        (7,264,868)
                                                                                             -----------        -----------
      Total stockholders' equity                                                                  82,301             69,669
                                                                                             -----------        -----------
                                                                                             $ 2,064,586        $ 2,005,323
                                                                                             ===========        ===========

                                       See notes to consolidated financial statements.





                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                               Consolidated Statement of Operations

                                                                            THREE MONTHS ENDED
                                                                   -----------------------------------
                                                                               February 28,
                                                                       2002                    2001
                                                                   -----------------------------------
                                                                   (Un-audited)            (Un-audited)
                                                                   ------------            -----------


Revenue
    Royalties from franchisees                                      $  818,661              $  857,201
    Sales of equipment, supplies, and services                          90,701                  75,870
    Individual franchise fees                                          139,850                 183,880
    Area franchise fees, net                                            33,756                  76,235
    PSS licensing & maintenance fees                                      --                    50,500
    Interest Income                                                      4,689                   4,097
    Other                                                               23,339                  33,615
                                                                    ----------              ----------
           Total Revenue                                             1,110,996               1,281,398
                                                                    ----------              ----------
Costs and expenses
    Selling, general, and administrative                               438,074                 522,938
    Cost of sales of equipment, supplies and services                  111,562                  89,658
    Commissions on franchise sales                                      80,260                  96,625
    Royalties paid to area franchises                                  363,059                 388,191
    Advertising                                                         51,022                  45,161
    Depreciation                                                        14,818                  55,446
    Interest                                                             6,319                  15,446
                                                                    ----------              ----------
            Total Expenses                                           1,065,114               1,213,465
                                                                    ----------              ----------

Net Income(Loss)                                                        45,882 *                67,933

Preferred stock dividend                                                33,250                  33,250
                                                                    ----------              ----------

Net Loss(Income) attributable to common shares                      $   12,632              $   34,683
                                                                    ==========              ==========


Basic (loss)Income per common share                                 $    0.003              $    0.009
                                                                    ==========              ==========

Weighted average number of common shares outstanding                 3,877,737               3,877,737
                                                                    ==========              ==========



* No provision for income tax expense is included as the Company has approximately $4,500,000 in net operating loss carryforwards to offset future taxable income.

                           See notes to consolidated financial statements.



                                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                      Consolidated Statement of Cash Flows


                                                                                   THREE MONTHS ENDED
                                                                                     February 28th
                                                                                      (Unaudited)
                                                                                 2002               2001
                                                                              ---------           ---------

             Net Income/(loss)                                                $  12,632           $  34,683
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
        Depreciation and amortization                                            14,818              55,446
        Change in provision for loss on accounts receivable                         878
        Change in provision for loss on notes receivable                          1,934
        Deferrred franchise costs                                                  --                13,565
        Changes in assets and liabilities
              Accounts receivable                                                 7,615             104,792
              Inventories                                                       (13,289)            (21,198)
              Prepaids expenses                                                  (3,431)            (10,600)
              Trade accounts payable                                             26,294             (28,846)
              Accrued expenses and deferred rent                                (13,382)             22,070
              Due to Ad Fund                                                     57,512             (10,282)
              Deferred revenue                                                  (54,217)            218,295
                                                                              ---------           ---------
                    Net cash provided by operating activities                    37,364             377,925
                                                                              ---------           ---------


Cash flows from investing activities
        Capital expenditures                                                       --                (1,407)
        Capitalized software costs                                                 --               (70,663)
        Collections on notes receivable                                          24,934              25,505
        Deposits & other                                                         (4,501)             17,530
                                                                              ---------           ---------
                    Net cash provided by (used in) investing activities          20,433             (29,035)
                                                                              ---------           ---------


Cash flows from financing activities
        Payments on notes payable and capital lease obligations                  (2,826)             (2,630)
        Preferred stock dividends accrued                                        33,250              33,250
        Restricted Cash                                                         (57,512)             10,282
                                                                              ---------           ---------
                    Net cash (used in) provided by financing activities         (27,088)             40,902
                                                                              ---------           ---------


Net increase in cash and cash equivalents                                        30,709             389,792

Cash and cash equivalents, beginning of year                                     17,201                --
                                                                              ---------           ---------

Cash and cash equivalents, end of period                                      $  47,910           $ 389,792
                                                                              =========           =========

Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                                   $   6,319           $  15,446


                                    See notes to consolidated financial statements.

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 2001 through February 28, 2002, the Company awarded 6 individual franchises and refunded 3 individual franchises sold last fiscal year. As of February 28, 2002, the Company had 337 domestic and 47 international individual franchise agreements in existence and 36 area franchises in existence.

          The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


Note 2    BASIS OF PRESENTATION
          ---------------------

          The Company has prepared the accompanying consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading.

          The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

          The following information should be read in conjunction with the unaudited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Company operations provided cash of $30,709 ($37,364 produced by operating activities, $20,433 produced by investing activities and $27,088 used by financing activities) during the three months ended February 28, 2002.

          The positive cash flow was the result of seasonally high royalties in December and collections on notes receivable.


          RESULTS OF OPERATIONTS
          ----------------------

          Three months ended February 28, 2002, compared to three months ended February 28, 2001
          --------------------------------------------------------------------

          Revenues
          --------

          Total revenues decreased $170,402 (13.30%) from $1,281,398 to $1,110,996 for the three months ended February 28, 2002. The decrease is a result of a decrease in royalties (down 4.50% from $857,201 to $818,661), a decrease in individual franchise fee recognition (down 23.94% from $183,880 to $139,850), a decrease in area franchise fee recognition (down 55.72% from $76,235 to $33,756), and PSS licensing and maintenance fees (down 100.00% from $50,500 to $0.00).

          The $38,540 decrease in royalties, is due to the overall decrease in retail sales and associated shipping activity, a result of the terrorist attack in New York City.

          The $44,030 decrease in individual franchise fees is due to the recognition of 2 fewer stores during the period than last year. The Company anticipates that all of the currently deferred individual franchise fees and commissions will be recognized in fiscal 2002.

          The $42,479 decrease in area franchise fees is a non-cash item reflecting the number of area agreements being amortized over the life of the respective agreement. Several agreements being amortized last year are now fully amortized. Only one new agreement was added last year.

          Pak Mail had been developing a point of sale software program called PSS over the past five years. The $50,500 decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to continue development of the software at Resource's expense and then co-market the finished product. The ReSource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the ReSource Software point of sale program. In the interim Pak Mail received 350

          ReSource point of sale software licenses for use by franchise stores. Currently maintenance fees are paid directly to ReSource Software, Inc. The Company expects the ReSource Software point of sale program to be released in July 2002 at which point Pak Mail will share in the revenue from the enhanced program

          Expenses
          --------

          Total expenses decreased $148,351 (12.23%) from $1,213,465 to $1,065,114. The decrease is primarily attributable to a decreases in selling, general and administrative (down 16.23% from $522,938 to $438,074), Cost of sales of equipment, supplies and services (up 24.43% from $89,658 to $111,562) Commission on franchise sales (down 16.94% from $96,625 to $80,260), royalties paid to area franchisees (down 6.47% from $388,191 to $363,059) and depreciation and amortization (down 73.27% from $55,446 to 14,818).

          The $84,864 decrease in selling, general and administrative is due to a reduction in personnel from 16 to 13 and a reduction in the phone bill due to the use of fewer services.

          The $21,904 increase in cost of sales of equipment, supplies and services is due to the purchase of software licenses from Resource Software for the franchisees. The stores typically pay these fees however, due to the delays in implementing the PSS point of sale software developed by Pak Mail and the associated costs to the franchisees, the company opted to pay for this expense over 18 months starting July 2001 through December 2002.

          The $25,132 decrease in the commissions on franchise sales is due to decreased recognition of sales as described in the revenue section.

          The $16,365 decrease in royalties paid to area franchise is a result of the decrease in royalty revenue.

          The $40,628 decrease in depreciation and amortization is due to much of Pak Mail's equipment being fully depreciated during 2001 and the discontinued amortization of the PSS software until the software becomes ready for re-release and placed into service.

PART II.                 OTHER INFORMATION

Item 1.   Legal Proceedings.

         None

Item 2.   Changes in Securities.

         None.

Item 3.   Defaults Upon Senior Securities.

         None.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Item 5.   Other Information.

     On February 28th, 2002, John E. Kelly was promoted to the positin of chairman of the board and P. Evan Lasky was promoted to the position of CEO and president.

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

          10(j) Employment contract for John E. Kelly, chairman of the board.

          (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PAK MAIL CENTERS OF AMERICA, INC.
                                                       (Registrant)
Date: April 12, 2002


                                     By: /s/  P. Evan Lasky
                                         ---------------------------------------
                                              P. Evan Lasky
                                              President