Form 10QSB
period 2002-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 2002-07-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002
                                                  ------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from             to
                                          -------------  -------------

                          Commission File No. 0-18686
                                             --------

                        PAK MAIL CENTERS OF AMERICA, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Colorado                                              84-0934575
 ------------------------------                              ------------------
(State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification  No.)


      7173 S. Havana St., Englewood, Colorado                       80112
       --------------------------------------                     --------
      (Address of principal executive offices)                   (zip code)



                     Issuer's telephone number: 303-957-1000
                                               -------------

                                       N/A
                ---------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)



As of May 31, 2002, there were outstanding 3,877,737 shares of the ssuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]


PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

                                  PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                             Consolidated Balance Sheets


                                                                                             May         November
                                                                                           31, 2002       30, 2001
                                                                                         -----------    -----------
                                                                                          UnAudited       Audited
                                                       Assets

Current assets
   Cash and cash equivalents                                                             $      --      $    17,201
   Restricted cash                                                                           147,073        138,406
   Accounts receivable, net of allowance
         of $59,392 (2002) and $69,677 (2001)                                                517,828        544,192
   Inventories                                                                                38,818         30,225
  Notes receivable, current, net of allowance of $16,383 (2002) and $31,115 (2001)           115,523        115,523
   Prepaid expenses and other current assets                                                  43,107         55,588
   Deferred income tax benefit-current                                                       132,734        132,734
                                                                                         -----------    -----------
      Total current assets                                                                   995,083      1,033,869
                                                                                         -----------    -----------

Property and equipment, at cost, net of accumulated depreciation                              68,524         85,413
                                                                                         -----------    -----------

Other assets:
   Notes receivable, net                                                                     139,458        184,447
   Deposits and other                                                                        108,985        112,868
   Deferred franchise costs, net of accumulated amortization of
       $135,603 (2002) and $135,603 (2001)                                                    59,720         16,770
   Capitalized software costs, net of amortization
        $130,373 (2002) and $130,373 (2001)                                                  573,205        571,956
                                                                                         -----------    -----------
      Total other assets                                                                     881,368        886,041
                                                                                         -----------    -----------
                                                                                         $ 1,944,975    $ 2,005,323
                                                                                         ===========    ===========

                                        Liabilities and Stockholders' Equity

Current liabilities

   Checks in excess of cash bank balance                                                 $    22,367    $      --
   Trade accounts payable                                                                     54,574        203,042
   Other accrued expenses                                                                    332,214        348,617
   Deferred Rent                                                                              61,383         64,776
   Due to advertising fund                                                                   147,073        138,406
   Preferred dividends payable                                                               199,500        133,000
   Current portion of capital lease obligation                                                10,520         10,520
                                                                                         -----------    -----------
      Total current liabilities                                                              827,631        898,361
                                                                                         -----------    -----------

Long-term liabilities
  Deferred revenue                                                                           615,066        626,205
  Note payable related party                                                                 400,000        400,000
  Capital lease obligation                                                                     5,354         11,088
                                                                                         -----------    -----------
        Total longterm liabilities                                                         1,020,420      1,037,293
                                                                                         -----------    -----------

Stockholders' equity:
   Series "C" redeemable preferred stock, $1,000 par value; 6% cumulative
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,349,668)                                                  2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding as of 05/31/02 and
      3,877,737 shares issued and outstanding as of 11/30/01                                   3,877          3,877
   Additional paid-in capital                                                              5,113,992      5,113,992
   Accumulated deficit                                                                    (7,237,613)    (7,264,868)
                                                                                         -----------    -----------
      Total stockholders' equity                                                              96,924         69,669
                                                                                         -----------    -----------
                                                                                         $ 1,944,975    $ 2,005,323
                                                                                         ===========    ===========

                                   See notes to consolidated financial statements.

                                                        F-1



                                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                  Consolidated Statement of Operations


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        -------------------------    -------------------------
                                                                  May 31,                     May 31,
                                                            2002          2001          2002          2001
                                                        -------------------------    -------------------------
                                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                        -----------   -----------    -----------   -----------

Revenue
    Royalties from franchisees                          $   645,481   $   674,422    $ 1,464,142   $ 1,531,623
    Sales of equipment, supplies, and services              167,536       129,171        258,237       205,041
    Individual franchise fees                               232,600        98,930        372,450       282,810
    Area franchise fees, net                                 37,110        35,144         70,866       111,379
    PSS licensing & maintenance fees                           --          51,260           --         101,760
    Interest Income                                           2,911         2,388          7,600         6,485
    Other                                                    15,849        17,367         39,188        50,982
                                                        -----------   -----------    -----------   -----------
           Total Revenue                                  1,101,487     1,008,682      2,212,483     2,290,080
                                                        -----------   -----------    -----------   -----------

Costs and expenses
    Selling, general, and administrative                    455,216       545,657        893,290     1,068,595
    Cost of sales of equipment, supplies and services       143,063       162,709        254,625       252,367
    Commissions on franchise sales                          120,685        56,658        200,945       153,283
    Royalties paid to area franchises                       293,999       316,081        657,058       704,272
    Advertising                                              15,031        46,498         66,053        91,659
    Depreciation & Amortization                              20,075         5,850         34,893        26,850
    Amortization                                               --          35,532           --          69,978
    Interest                                                  5,545        10,234         11,864        25,680
                                                        -----------   -----------    -----------   -----------
            Total Expenses                                1,053,614     1,179,219      2,118,728     2,392,684
                                                        -----------   -----------    -----------   -----------

Net Income(Loss)                                             47,873*     (170,537)        93,755*     (102,604)*

Preferred stock dividend                                     33,250        33,250         66,500        66,500
                                                        -----------   -----------    -----------   -----------

Net (Loss)Income attributable to common shares          $    14,623   $  (203,787)   $    27,255   $  (169,104)
                                                        ===========   ===========    ===========   ===========

Basic (loss)Income per common share                     $     0.004   $    (0.053)   $     0.007   $    (0.044)
                                                        ===========   ===========    ===========   ===========


Weighted average number of common shares outstanding      3,877,737     3,877,737      3,877,737     3,877,737
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

                                                      F-2



                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                    Consolidated Statement of Cash Flows



                                                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                            31-May               31-May
                                                                          (Unaudited)          (Unaudited)
                                                                             2002                  2001
                                                                          ---------             ---------
Cash flows from operating activities
             Net Income                                                   $  27,255             $(169,104)
Adjustments to reconcile net loss to net cash
provided by operating activities:
        Depreciation and amortization                                        34,893                96,828
        Bad debt                                                             63,000                  --
        Change in provision for loss on accounts receivable                 (10,285)                 --
        Change in provision for loss on notes receivable                    (14,732)                 --
        Deferrred franchise costs                                              --                  21,703
        Changes in assets and liabilities
              Accounts receivable                                            (3,605)               96,727
              Inventories                                                    (8,593)              (16,833)
              Prepaids expenses                                              12,481               (62,442)
              Trade accounts payable                                       (148,468)                4,665
              Accrued expenses and deferred rent                            (19,796)              168,467
              Due to Ad Fund                                                  8,667                33,221
              Other Assets                                                  (42,950)                 --
              Deferred revenue                                              (11,139)              188,404
                                                                          ---------             ---------
                    Net cash (used in)/provided by operating activities    (113,272)              361,636
                                                                          ---------             ---------

Cash flows from investing activities
        Capital expenditures                                                 (5,746)                 --
        Capitalized software costs                                           (1,249)             (189,136)
        Collections on notes receivable                                      36,975                55,969
        Deposits & other                                                     (8,375)               56,449
                                                                          ---------             ---------
                    Net cash provided by/(used in) investing activities      21,605               (76,718)
                                                                          ---------             ---------

Cash flows from financing activities
        Checks written in excess of bank balance                             22,367                  --
        Payments on notes payable and capital lease obligations              (5,734)               (5,108)
        Preferred stock dividends accrued                                    66,500                66,500
        Preferred stock dividends paid                                         --                (133,000)
        Restricted Cash                                                      (8,667)                 --
                                                                          ---------             ---------
                    Net cash provided by financing activities                74,466               (71,608)
                                                                          ---------             ---------
                                                                          ---------             ---------
Net (decrease)/increase in cash and cash equivalents                        (17,201)              213,310

                                                                          =========             =========
Cash and cash equivalents, beginning of year                                 17,201                11,129

Cash and cash equivalents, end of period                                  $    --               $ 224,439
                                                                          =========             =========

Supplemental disclosure of cash flow information
   Cash paid during the period for interest                               $   6,319             $  25,680


                               See notes to consolidated financial statements.

                                                    F-3

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

         Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from March 1, 2002 through May 31, 2002, the Company awarded 14 individual franchises. For the period from December 1, 2001 through May 31, 2002, the Company awarded 19 individual franchises. The Company had 337 domestic and 47 international individual stores operating, and 26 domestic and 8 international area franchises in existence. 16 of the domestic franchise agreements which have been issued, are for stores not yet operating.

         The consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its wholly owned subsidiary, Pak Mail Crating and Freight Service, Inc. (together, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

 Note 2   BASIS OF PRESENTATION
          ---------------------

         The Company has prepared the accompanying consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of the Company's management, the interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading.

         The results of operations for the six months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

         The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Six months ended May 31, 2002
         -----------------------------

         The company used $113,272 in operations, generated $21,605 in investing activities and generated $74,466 in financing activities during the six months ended May 31, 2002. The cash generated was used primarily to pay down accounts payable.


         RESULTS OF OPERATIONS
         ---------------------

         Three months ended May 31, 2002, compared to three months ended May 31,
         -----------------------------------------------------------------------
         2001
         ----

         Revenues
         --------
         Total revenues increased $92,805 (up 9.20%) from $1,008,682 to $1,101,487. The increase is primarily attributable to increases in Sales of equipment, supplies and services (up 29.70% from $129,171 to $167,536), and sales of individual franchises (up 135.12% from $98,930 to $232,600).

         Sales of equipment, supplies and services increased $38,365 due to the increase in individual franchise sales. As more franchises are sold, more associated equipment is sold.

         Individual franchise fees increased $133,670 due to the increase in the number of sales over the comparable period a result of favorable referrals from the franchisee community.

         PSS license and maintenance fees decreased $51,260 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program. The ReSource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the ReSource Software point of sale program. The Company expects the ReSource Software point of sale program to be released in August or September of 2002 at which point Pak Mail will share in the revenue from the enhanced program

         Costs and Expenses
         ------------------
         Total expenses decreased $125,605 (down 10.65%) from $1,179,219 to $1,053,614. The decrease is due to the decrease in selling and general administrative (down 16.57% from $545,657 to $455,215); Cost of sales of equipment supplies and services (down 12.07% from $162,709 to $143,063) commissions on franchise sales (up 113.01% from $56,658 to 120,685), Royalties paid to area franchisees (down 6.99% from $316,081 to $293,999) and advertising (down 67.67% from $46,498 to $15,031).

         Selling and general administrative decreased $90,442 due to the reduction in personnel from 18 to 13.

         Cost of sales of equipment and supplies decreased $19,646 due to Pak Mail's exit from the computer assembly business, a result of Pak Mail's exit from the software business.

         Commissions on franchise sales increased $64,027 due to the increase in individual franchises sold.

         Royalties paid to area franchisees decreased $22,082 due to the decrease in royalty revenue.

         Advertising decreased $31,467 as unproductive advertising was eliminated.


         Six months ended May 31, 2002 compared to the Six months ended May 31,
         ----------------------------------------------------------------------
         2001
         ----

         Revenue
         -------
         Total revenues decreased 3.39% or $77,597 from $2,290,080 to $2,212,483. Royalties decreased (down 4.41% from $1,531,623 to $1,464,142), sales of equipment supplies and services increased (up 25.94% from $205,041 to 258,237), individual franchise fees increased (up 31.70% from $282,810 to $372,450), Area Franchise fees decreased (down 36.37% from $111,379 to $70,866), PSS license & maintenance fees decreased (down 100.00% from $101,760 to $0).

         Royalties decreased $67,481 due to a decrease in average store volume, which is a lingering effect of the September 11th terrorist attack and a decrease in the number of stores operating.

         Sales of equipment supplies and services increased $53,196 due to the increase in individual franchise sales.


         Individual franchise fees increased $89,460 due to the increase in number of stores sold and recognized.

         Area franchise fees decreased $40,513 due to fewer area sales contracts being amortized in 2002 and one additional Area franchise being sold during the first quarter of the 2001. Per our accounting method, the net area fee is amortized over the life of the contract, usually 5 years. However, the revenue associated with the commission paid on the contract is recognized in the month sold. Therefore in the first year, revenue associated with the commission and 20% of the contract are recognized. Area Fee revenue was higher in the first quarter of 2001 due to the recording of the commission in the same quarter.

         PSS license & maintenance fees decreased $101,760 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program. The ReSource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the ReSource Software point of sale program. The Company expects the ReSource Software point of sale program to be released in August or September of 2002 at which point Pak Mail will share in the revenue from the enhanced program


         Costs and Expenses
         ------------------
         Costs and expenses decreased 11.45% or $272,412 from $2,392,684 to $2,118,728. Selling, general and administrative expenses decreased (down 16.41% from $1,068,595 to $893,290), cost of sales of equipment and supplies increased (up 0.89% from $252,367 to $254,625), commissions on franchise sales increased (up 31.09% from $153,283 to $200,945) royalties paid to area franchisees decreased (down 6.70% from $704,272 to $657,058) advertising decreased (down 27.94% from $91,659 to $66,053), and Depreciation and amortization decreased (down 63.96% from $96,828 to $34,893).

         Selling general and administrative decreased $175,305 due to the reduction in personnel from 18 to 13.

         Cost of sales of equipment supplies and services increased $2,258 due to the increase in individual franchise sales.

         Commission on franchise sales increased $ 47,662 due to the increase in individual franchise sales.

         Royalties paid to area franchisees decreased $47,214 due the associated decrease royalty revenue.

         Advertising decreased $25,606 as unproductive advertising was eliminated.

         Depreciation and amortization decreased $61,935 as the in house point of sale software PSS, is no longer being amortized.



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



                                            PAK MAIL CENTERS OF AMERICA, INC.
                                                      (Registrant)
Date: July 12, 2002


                                            By:  /s /  P. Evan Lasky
                                               --------------------------------
                                                       P. Evan Lasky
                                                       President

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PAK MAIL CENTERS OF AMERICA, INC.
                                                      (Registrant)
Date: July 12, 2002


                                            By:
                                               --------------------------------
                                                      P. Evan Lasky
                                                      President