Form 10QSB
period 2002-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 2002-10-15
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark one)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2002
                                        ---------------


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________

         Commission File No.   0-18686
                            ----------

                        PAK MAIL CENTERS OF AMERICA, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                              84-0934575
 ------------------------------                               -----------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)



7173 S. Havana St., Englewood, Colorado                            80112
 --------------------------------------                           --------
(Address of principal executive offices)                         (zip code)



Issuer's telephone number: 303-957-1000


Former name, former address and former fiscal year, if changed since last report: N/A


As of August 31, 2002, there were outstanding 3,877,737 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [  ]   No [X]



PART I  FINANCIAL INFORMATION
      Item 1.  Financial Statements.


                                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                                                        August        November
                                                                                       31, 2002       30, 2001
                                                                                     (Unaudited)      Audited
                                                                                     -----------    -----------

Assets
Current assets
   Cash and cash equivalents                                                         $    59,569    $    17,201
   Restricted cash                                                                        90,759        138,406
   Accounts receivable, net of allowance
         of $72,052 (2002) and $69,677 (2001)                                            535,991        544,192

   Inventories                                                                            53,532         30,225
   Notes receivable, current, net of allowance of $16,383 (2002) and $31,115 (2001)      115,523        115,523
   Prepaid expenses and other current assets                                              25,167         55,588
   Deferred income tax benefit - current                                                    --          132,734
                                                                                     -----------    -----------
      Total current assets                                                               880,541      1,033,869
                                                                                     -----------    -----------
Property and equipment, at cost, net of accumulated depreciation                          58,389         85,413
                                                                                     -----------    -----------
Other assets:
   Notes receivable, net of current portion                                               71,932        184,447
   Deposits and other                                                                    111,334        112,868
   Deferred franchise costs, net of accumulated amortization of
       $135,603 (2002) and $135,603 (2001)                                                50,310         16,770
   Capitalized software costs, net of amortization and impairment
       $571,956 (2002) and $130,373 (2001)                                                  --          571,956
                                                                                     -----------    -----------
      Total other assets                                                                 233,576        886,041
                                                                                     -----------    -----------
                                                                                     $ 1,172,506    $ 2,005,323
                                                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                            $    84,708    $   203,042
   Other accrued expenses                                                                332,035        348,617
   Deferred Rent                                                                          59,415         64,776
   Due to advertising fund                                                                90,759        138,406
   Preferred dividends payable                                                           232,750        133,000
   Current portion of capital lease obligation                                            10,520         10,520
   Current portion of post employment benefits                                            45,369           --
                                                                                     -----------    -----------
      Total current liabilities                                                          855,556        898,361
                                                                                     -----------    -----------
Long term liabilities
  Deferred revenue                                                                       535,302        626,205
  Note payable related party                                                             400,000        400,000
  Capital lease obligation                                                                 2,360         11,088
  Post employment benefits                                                               226,869           --
                                                                                     -----------    -----------
        Total long-term liabilities                                                    1,164,531      1,037,293
                                                                                     -----------    -----------
Stockholders' equity:
   Series "C" redeemable preferred stock, $1,000 par value; 6% cumulative
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,349,668)                                              2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding as of 08/31/02 and
      3,877,737 shares issued and outstanding as of 11/30/01                               3,877          3,877
   Additional paidin capital                                                           5,113,992      5,113,992
   Accumulated deficit                                                                (8,182,118)    (7,264,868)
                                                                                     -----------    -----------
      Total stockholders' equity                                                        (847,581)        69,669
                                                                                     -----------    -----------
                                                                                     $ 1,172,506    $ 2,005,323
                                                                                     ===========    ===========


                                 See notes to consolidated financial statements

                                                      F-1



                            PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                  Consolidated Statement of Operations



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------    ---------------------------
                                                                 August 31,                    August 31,
                                                            2002           2001           2002           2001
                                                        --------------------------    ---------------------------
                                                        (Un-audited)   (Un-audited)   (Un-audited)    (Un-audited)
                                                        -----------    -----------    -----------     -----------

Revenue
    Royalties from franchisees                          $   610,400    $   629,585    $ 2,074,542    $ 2,161,208
    Sales of equipment, supplies, and services              231,579        197,967        489,816        403,008
    Individual franchise fees                               195,750        122,980        568,200        405,790
    Area franchise fees, net                                 62,382         42,696        133,248        154,075
    PSS licensing & maintenance fees                           --           19,409           --          121,169
    Interest Income                                           2,259          3,942          9,859         10,427
    Other                                                    44,619         23,334         83,807         74,316
                                                        -----------    -----------    -----------     -----------
           Total Revenue                                  1,146,989      1,039,913      3,359,472      3,329,993
                                                        -----------    -----------    -----------     -----------

Costs and expenses
    Selling, general, and administrative                    430,040        468,844      1,323,330      1,537,439
    Cost of sales of equipment, supplies and services       253,924        186,626        508,549        438,993
    Commissions on franchise sales                           98,850         57,018        299,795        210,301
    Royalties paid to area franchises                       270,351        260,028        927,409        964,300
    Advertising                                              10,275         25,949         76,328        117,608
    Depreciation & Amortization                              (2,123)        11,320         32,770         38,170
    Amortization                                             14,837         10,436         14,837         80,414
    Interest                                                  5,163         10,590         17,026         36,270
                                                        -----------    -----------    -----------    -----------
            Total Expenses                                1,081,317      1,030,811      3,200,044      3,423,495
                                                        -----------    -----------    -----------    -----------

Income(Loss)                                                 65,672 *        9,102        159,428 *      (93,502)*

Impairment on capitalized software                          571,956           --          571,956           --
Postemployment expenses                                     272,238           --          272,238           --

Net income(loss) before income tax expense                 (778,522)         9,102       (684,766)       (93,502)

Deferred income tax expense                                 132,734           --          132,734           --

Net (Loss)income before preferred stock dividend           (911,256)         9,102       (817,500)       (93,502)

Preferred stock dividend                                     33,250         33,250         99,750         99,750

Net (Loss)Income attributable to common shares          $  (944,506)   $   (24,148)   $  (917,250)   $  (193,252)
                                                        ===========    ===========    ===========    ===========

Basic (loss)Income per common share                     $    (0.244)   $    (0.006)   $    (0.237)   $    (0.050)
                                                        ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding      3,877,737      3,877,737      3,877,737      3,877,737
                                                        ===========    ===========    ===========    ===========


* No provision for current income tax expense is included as the Company has approximately $4,500,000 in net operating loss carryforwards to offset future taxable income.


                                See notes to consolidated financial statements.

                                                        F-2


                              PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                    Consolidated Statement of Cash Flows



                                                                                       NINE MONTHS ENDED
                                                                                    August 31,   August 31,
                                                                                      2002         2001
                                                                                    ---------    ---------
                                                                                   (Unaudited)  (Unaudited)


Cash flows from operating activities
             Net Loss                                                               $(917,250)   $(193,252)

Adjustments to reconcile net loss to net cash
provided by operating activities:
        Depreciation and amortization                                                  47,607       38,170
        Amortization of trademarks                                                                  17,666
        Amortization PSS software development                                            --         48,984
        Amortization of deferred franchise costs                                                    13,764
        Bad debt                                                                       94,500
        Change in provision for loss on accounts receivable                             2,375       46,030
        Change in provision for loss on notes receivable                              (14,732)      28,638
        Impairment on capitalized software                                            571,956         --
        Postemployment expenses                                                       272,238
        Deferred income tax expense                                                   132,734
        Changes in assets and liabilities
              Accounts receivable                                                     (65,928)     (47,153)
              Inventories                                                             (23,307)      13,532
              Prepaids expenses                                                        30,421      (44,190)
              Trade accounts payable                                                 (118,334)    (124,280)
              Accrued expenses and deferred rent                                      (21,943)     188,364
              Due to Ad Fund                                                          (47,647)      62,941
              Deferred franchise costs                                                (33,540)        --
              Deferred revenue                                                        (38,903)     184,799
                                                                                    ---------    ---------
                    Net cash (used in)/provided by operating activities              (129,753)     234,013
                                                                                    ---------    ---------

Cash flows from investing activities
        Capital expenditures                                                           (5,747)      (9,416)
        Deferred franchise expenditures                                                            (12,980)
        Capitalized software costs                                                                (194,098)
        Collections on notes receivable                                                52,501       73,021
        Deposits & other                                                              (13,302)      42,392
                                                                                    ---------    ---------
                    Net cash provided by/(used in) investing activities                33,452     (101,081)
                                                                                    ---------    ---------

Cash flows from financing activities
        Payments on notes payable and capital lease obligations                        (8,728)      (7,775)
        Preferred stock dividends accrued                                              99,750       99,750
        Preferred stock dividends paid                                                   --       (133,000)
        Restricted Cash                                                                47,647      (74,070)
                                                                                    ---------    ---------
                    Net cash provided by/(used in) financing activities               138,669     (115,095)
                                                                                    ---------    ---------
Net increase in cash and cash equivalents                                              42,368       17,837
                                                                                    =========    =========
Cash and cash equivalents, beginning of year                                           17,201       11,129

Cash and cash equivalents, end of period                                            $  59,569    $  28,966
                                                                                    =========    =========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                         $  17,027    $  39,311

Supplemental disclosure of noncash activity:
  During the nine monts ended August 31, 200 (Unaudited) the company cancelled a note receivable and the associated deferred revenue totaling $52,000


                              See notes to consolidated financial statements.

                                                     F-3

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

          Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from June 1, 2002 through August 31, 2002, the Company awarded 9 individual franchises. For the period from December 1, 2001 through August 31, 2002, the Company awarded 24 individual franchises. The Company had 336 domestic and 47 international individual stores operating, and 27 domestic and 8 international area franchises in existence. 19 of the domestic franchise agreements, which have been issued, are for stores not yet operating.

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

          The results of operations for the nine months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

          The following information should be read in conjunction with the un-audited consolidated financial statements included herein. See Item 1.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Nine months ended August 31, 2002
          ---------------------------------

          The company used $129,753 in operations; provided $33,452 from investing activities and generated $138,669 in financing activities during the nine months ended August 31, 2002. The cash generated was used primarily to pay down accounts payable.

          Per mutual agreement, the company and the area developer for Oklahoma/Louisiana cancelled the existing agreement with no penalties or obligations to either party. This resulted in the cancellation of a note receivable and associated deferred revenue in the amount of $52,000.


          RESULTS OF OPERATIONS
          ---------------------

          Three months ended August 31, 2002, compared to three months ended
          ------------------------------------------------------------------
          August 31, 2001
          ---------------

          Revenues
          --------
          Total revenues increased $107,076 (up 10.30% from $1,039,913 to $1,146,989). The increase is primarily attributable to increases in Sales of equipment, supplies and services (up 16.98% from $197,967 to $231,579), sales of individual franchises (up 59.17% from $122,980 to $195,750), Area franchise fees (up 46.11% from $42,696 to $62,382),
          PSS license & maintenance fees (down 100% from $19,409 to $0), and Other income (up 91.22% from $23,334 to $44,619.

          Sales of equipment, supplies and services increased $33,612 due to the increase in individual franchise sales. As more franchises are sold, more associated equipment is sold.

          Individual franchise fees increased $72,770 due to the increase in the number of sales over the comparable period, a result of favorable referrals from the franchisee community.

          Area franchise fees increased $19,686 due to the transfer of the area agreements covering the states of Washington and Oregon. These fees are deferred and realized over the life of the contract. The contract was terminated with approximately 1 1/2 years remaining and $30,330 in revenue still deferred which was recognized. The company received no revenue from the transfer.

          PSS license and maintenance fees decreased $19,409 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program.

          Other income increased $21,285 due to an increase in number of store transfers over the same period of last year.

          Costs and Expenses
          ------------------
          Total expenses decreased $50,506 (down 4.90%) from $1,030,811 to $1,081,317. The decrease is due to a decrease in selling, general and administrative (down 8.28% from $468,844 to $430,040); Cost of sales of equipment, supplies and services (up 36.06% from $186,626 to $253,924), commissions on franchise sales (up 73.37% from $57,018 to $98,850), and advertising (down 60.40% from $25,949 to $10,275).

          Selling, general and administrative decreased $38,804 due to the reduction in personnel from 18 to 13, a reduction in the phone bill and a reduction in legal expenses.

          Cost of sales of equipment, supplies and services increased $67,298 due to an increase in the number of individual franchises sold.

          Commissions on franchise sales increased $41,832 due to the increase in individual franchises sold.

          Advertising decreased $15,674 as unproductive advertising was eliminated.

          Impairment of capitalized software costs increased $571,956 due to the inability to utilize the marketing and custom packaging modules from PSS in the ReSource point of sale software. The ReSource program did not have a marketing or custom packaging module. Those two pieces from PSS were to be incorporated into the ReSource Software point of sale program. The Company expected the ReSource Software point of sale program including the two pieces from PSS to be released in August or September of 2002 at which point Pak Mail would share in the revenue from the enhanced package. Pak Mail had been developing a point of sale software program called PSS over the past five years. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. An agreement was struck with ReSource Software, Inc. to use its off the shelf packing and shipping program. The amount impaired is the remaining balance of capitalized software costs on the financial statements.

          Post employment expenses increased $272,238 due to recognition of the remaining liability associated with John Kelly's severance package, the former CEO. Included in the liability are salary, benefits, payroll taxes, health club membership and car allowance. The contract terminates February 29th, 2004.

          Deferred income tax expense increased $132,734 due to the company's decision to write off the balance of the deferred income tax asset based upon the lack utilization of net operating losses.

          Nine months ended August 31, 2002 compared to the Nine months ended
          -------------------------------------------------------------------
          August 31, 2001
          ---------------

          Revenue
          -------
          Total revenues decreased 0.89% or $29,479 from $3,329,993 to $3,359,472. The increase is attributable primarily to; Royalties (down 4.01% from $2,161,208 to $2,074,542), sales of equipment supplies and services increased (up 21.54% from $403,008 to $489,816), individual franchise fees increased (up 40.02% from $405,790 to $568,200), Area Franchise fees decreased (down 13.52% from $154,075 to $133,248), and PSS license & maintenance fees decreased (down 100.00% from $121,169 to $0).

          Royalties decreased $86,666 due to a decrease in average store volume, which is a lingering effect of the September 11th terrorist attack and a decrease in the number of stores operating.

          Sales of equipment supplies and services increased $86,808 due to the increase in individual franchise sales.

          Individual franchise fees increased $162,410 due to the increase in number of store franchises sold and recognized.

          Area franchise fees decreased $20,827 due to fewer area sales contracts being amortized in 2002 and one additional Area franchise being sold during the first quarter of the 2001. Per our accounting method, the net area fee is amortized over the life of the contract, usually 5 years. However, the revenue associated with the commission paid on the contract is recognized in the month sold. Therefore in the first year, revenue associated with the commission and 20% of the contract is recognized. Area Fee revenue was higher in the first quarter of 2001 due to the recording of the commission in the same quarter.

          PSS license & maintenance fees decreased $121,169 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program.

          Costs and Expenses
          ------------------
          Costs and expenses decreased 6.53% or $223,451 from $3,423,495 to $3,200,045. Selling, general and administrative expenses decreased (down 13.93% from $1,537,439 to $1,323,330), cost of sales of equipment, supplies and services increased (up 15.84% from $438,993 to $508,549), commissions on franchise sales increased (up 42.56% from $210,301 to $299,795) royalties paid to area franchisees decreased (down 3.83% from $964,300 to $927,409) advertising decreased (down 35.10% from $117,608 to $76,328), Amortization of software decreased (down 81.55% from $80,414 to $14,837) and Interest expense decreased (down 53.05% from $36,270 to $17,026).

          Selling general and administrative decreased $214,109 due to the reduction in personnel from 18 to 13, a reduction in the phone bill and a reduction in legal expenses.

          Cost of sales of equipment supplies and services increased $69,556 due to the increase in individual franchise sales.

          Commission on franchise sales increased $89,494 due to the increase in individual franchise sales.

          Royalties paid to area franchisees decreased $36,891 due the associated decrease in royalty revenue.

          Advertising decreased $41,280 as unproductive advertising was eliminated.

          Depreciation of software decreased $65,577 as the in house point of sale software PSS, is no longer being amortized.

          Interest expense decreased $19,244 due to improved cash flow from increased sales, cost reductions and the resulting reduction in interest paid particularly on trade accounts.

          Impairment of capitalized software costs increased $571,956 due to the inability to utilize the marketing and custom packaging modules from PSS in the ReSource point of sale software. The ReSource program did not have a marketing or custom packaging module. Those two pieces from PSS were to be incorporated into the ReSource Software point of sale program. The Company expected the ReSource Software point of sale program including the two pieces from PSS to be released in August or September of 2002 at which point Pak Mail would share in the revenue from the enhanced package. Pak Mail had been developing a point of sale software program called PSS over the past five years. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. An agreement was struck with ReSource Software, Inc. to use its off the shelf packing and shipping program. The amount impaired is the remaining balance of capitalized software costs on the financial statements.

          Post employment expenses increased $272,238 due to recognition of the remaining liability associated with John Kelly's severance package, the former CEO. Included in the liability are salary, benefits, payroll taxes, health club membership and car allowance. The contract terminates February 29th, 2004.

          Deferred income tax expense increased $132,734 due to the company's decision to write off the balance of the deferred income tax asset based upon the lack utilization of net operating losses.

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

          3.2 Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

          99.1 Chief Executive Officer Certification per Sarbanes-Oxley Section 906

          99.2 Accounting Supervisor Certification per Sarbanes-Oxley Section
          906

          99.3 Chief Executive officer Certification per Sarbanes-Oxley Section 302

          99.4 Accounting Supervisor Certification per Sarbanes-Oxley Section
          302

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



                                            PAK MAIL CENTERS OF AMERICA, INC.
                                            (Registrant)
Date: July 12, 2002


                                            By:  /s/  P. Evan Lasky
                                               --------------------------------
                                                      P. Evan Lasky
                                                      President