Form 10KSB/A
period 2001-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2003-01-07
CIK 754921

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

As of February 23rd, 2001, the Issuer had 3,877,737 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES      NO  X
                                                   ---     ---

                        PAK MAIL CENTERS OF AMERICA, INC.
                        2001 FORM 10-KSB/A ANNUAL REPORT
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

     Fiscal 2001 Compared to Fiscal 2000
     -----------------------------------

     The Company's recorded net loss from operations for fiscal 2001 was $368,678 compared to a net loss in 2000 of $919,583. The $550,905 reduction was attributable to a decrease in sales of Equipment, supplies and services (down 23.02% from $836,082 to $643,639), a decrease in recognition of franchise sales (down 17.70% from $1,063,315 to $875,099) a decrease in PSS license & maintenance fees (down 59.77% from $301,175 to $121,170), a decrease in Other income (down 47.16% from $252,453 to $133,398) a decrease in Selling, general and administrative costs (down 23.38% from $2,596,832 to $1,989,770), a decrease in the Cost of sales of equipment, supplies and services (down 14.29% from $852,732 to $730,848), an increase in royalties paid to area franchisees (up 6.05% from $1,070,974 to $1,135,805), a decrease in commissions on franchise sales (down 10.92% from $398,884 to $355,343), a decrease in Advertising expenditures (down 22.51% from $171,844 to $133,164), a decrease in depreciation and amortization (down 37.92% from $224,839 to $139,573), the reduction in impairment of capitalized software costs (down 100% from $557,853 to -0-), and an increase in Income tax expense (up 100% from $0 to $214,766).

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

     The $133,398 decrease in other income is due primarily to a lawsuit settlement in 2000, decreased revenue from store transfers and the timing of email income reporting.

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


     *    Previously filed.

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

                                        PAK MAIL CENTERS OF AMERICA, INC.,
                                        a Colorado corporation

                                        By: /s/ John E. Kelly
                                        ----------------------------------------
                                        John E. Kelly, President and
                                        Chief Executive Officer


                                        By: /s/ P. Evan Lasky
                                        ----------------------------------------
                                        P. Evan Lasky, Executive Vice President,
                                        COO, Treasurer and Secretary/CFO
     Dated: December 27, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                           Date
--------------             ---------                           ----

J.S. Corcoran              /s/ J.S. Corcoran                   December 27, 2002
Director                   --------------------------


John W. Grant              /s/ John W. Grant                   December 27, 2002
Director                   --------------------------


F. Edward Gustafson        /s/ F. Edward Gustafson             December 27, 2002
Director                   --------------------------


Laura K. McGrath           /s/ Laura K. McGrath                December 27, 2002
Director                   --------------------------


John E. Kelly              /s/ John E. Kelly                   December 27, 2002
Director                   --------------------------

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


     *    Previously filed.

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



                           PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                              November 30,
                                                               -----------------------------------------
                                                                   2001           2000           1999
                                                               -----------    -----------    -----------

Revenues
     Royalties from franchisees                                $ 2,715,152    $ 2,709,764    $ 2,455,552
     Franchise fees                                                875,099      1,063,315      1,368,304
     Sales of products and services                                643,639        836,082      1,106,313
     Software license fees                                         121,170        301,175           --
     Other operating revenue                                       133,398        252,453        155,491
                                                               -----------    -----------    -----------
        Total Revenue                                            4,488,458      5,162,789      5,085,660
                                                               -----------    -----------    -----------

Operating Expenses
     Selling, general and administrative                         1,989,770      2,596,832      2,061,493
     Cost of products and services                                 730,848        852,732        906,693
     Royalties paid to area franchisees                          1,135,805      1,070,974        975,510
     Commissions on franchise sales                                355,343        398,884        539,532
     Advertising                                                   133,164        171,844        143,429
     Depreciation and amortization                                 139,573        224,839         85,446
     Impairment of capitalized software                               --          557,853           --
     Loss on disposal of assets                                       --           12,221
                                                               -----------    -----------    -----------
        Total Operating Expenses                                 4,484,503      5,886,179      4,712,103
                                                               -----------    -----------    -----------

Operating income (loss)                                              3,955       (723,390)       373,557

Other Income & Expense
     Interest income                                                19,198           --             --
     Interest expense                                               44,065         63,193          4,768
                                                               -----------    -----------    -----------
                                                                   (24,867)       (63,193)        (4,768)

(Loss) income before income tax expense and cumulative
 effect of change in accounting method                             (20,912)      (786,583)       368,789

Income tax expense                                                (214,766)          --             --

(Loss) income before cumulative effect of change in
 accounting method                                                (235,678)      (786,583)       368,789

Cumulative effect of change in accounting method                      --             --         (140,728)

Net (loss) income                                                 (235,678)      (786,583)       228,061
                                                               -----------    -----------    -----------

Preferred stock dividend                                           133,000        133,000        133,000

Net (loss) income available to Stockholders                    $  (368,678)   $  (919,583)   $    95,061
                                                               ===========    ===========    ===========

Net (loss) income per share - basic and diluted
   Net (loss) income per share before cumulative
    effect of change in accounting principle                         (0.10)         (0.24)          0.07
   Cumulative effect of changes in accounting principle               --             --            (0.04)

Basic and diluted net (loss) income per share of common
 stock                                                         $     (0.10)   $     (0.24)   $      0.03
                                                               ===========    ===========    ===========

                                                                 3,875,158      3,873,737      3,568,494
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

                                                   For the Years Ended
                                                       November 30,
                                         ---------------------------------------
                                            2001           2000           1999
                                         ----------     ----------     ---------

Net (loss) income - as reported          $ (368,678)    $ (919,583)    $  95,061
Net income - pro forma                         --             --          19,496
Basic (loss) income per common share
  - as reported                               (0.10)         (0.24)         0.03
Basic (loss) income per common share
  - pro forma                                 (0.10)         (0.24)         0.01


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


Note 11 - Restricted Cash
-------------------------

At November 30, 2001 and 2000, the amounts collected and due to the advertising trust of $138,406 and $11,129, respectively, are included in restricted cash. Restricted cash is the portion of cash in Pak Mail Centers of America, Inc.'s checking account which is payable to the Pak Mail Advertising Trust Fund. These funds are received by Pak Mail Centers of America, Inc. and are immediately payable to the Advertising Trust Fund upon receipt and subsequent identification. A corresponding current liability appears as "Due to advertising fund".

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