Form 10KSB/A
period 2001-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2003-01-08
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

(10)(i)*  Resource, Inc. software licensing contract

(21)*     Subsidiaries of the Registrant.

(99.1)    Certification Pursuant to 18 U.S.C. Section 1350

(99.2)    Certification Pursuant to 18 U.S.C. Section 1350


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

                                        PAK MAIL CENTERS OF AMERICA, INC.,
                                        a Colorado corporation



                                        By: /s/ P. Evan Lasky
                                        ----------------------------------------
                                        P. Evan Lasky, Chief Executive Officer
     Dated: January 8, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                           Date
--------------             ---------                           ----

J.S. Corcoran              /s/ J.S. Corcoran                   January 8, 2003
Director                   --------------------------


John W. Grant              /s/ John W. Grant                   January 8, 2003
Director                   --------------------------


F. Edward Gustafson        /s/ F. Edward Gustafson             January 8, 2003
Director                   --------------------------


Laura K. McGrath           /s/ Laura K. McGrath                January 8, 2003
Director                   --------------------------


John E. Kelly              /s/ John E. Kelly                   January 8, 2003
Director                   --------------------------

                                 CERTIFICATIONS

I, P. Evan Lasky, certify that:

1. I have reviewed this annual report of Pak Mail Centers of America, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    January 8, 2003

                                               By: /s/ P. Evan Lasky
                                               --------------------------------
                                               P. Evan Lasky
                                               Chief Executive Officer


I, P. Evan Lasky, certify that:

1. I have reviewed this annual report of Pak Mail Centers of America, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    January 8, 2003

                                               By: /s/ P. Evan Lasky
                                               --------------------------------
                                               P. Evan Lasky
                                               Accounting Supervisor

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

(10)(i)*  Resource, Inc. software licensing contract

(21)*     Subsidiaries of the Registrant.

(99.1)    Certification Pursuant to 18 U.S.C. Section 1350

(99.2)    Certification Pursuant to 18 U.S.C. Section 1350


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