Form 10QSB/A
period 2002-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 2003-01-08
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                    PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                             Consolidated Balance Sheets
                                                                                              February            November
                                                                                              28, 2002            30, 2001
                                                                                              UnAudited           Audited
                                                                                              ---------        -----------
Current assets
   Cash and cash equivalents                                                                 $    47,910        $    17,201
   Restricted cash                                                                               195,918            138,406
   Accounts receivable, net of allowance
         of $70,555 (2002) and $69,677 (2001)                                                    535,699            544,192
   Inventories                                                                                    43,514             30,225
  Notes receivable, current, net of allowance of $33,049 (2002) and $31,115 (2001)               115,523
   Prepaid expenses and other current assets                                                      59,019             55,588
   Deferred income tax benefit - current                                                         132,734            132,734
                                                                                             -----------        -----------
      Total current assets                                                                     1,014,794          1,033,869
                                                                                             -----------        -----------

Property and equipment, at cost, net of accumulated depreciation                                  73,481             85,413
                                                                                             -----------        -----------
Other assets:
   Notes receivable, net                                                                         273,102            184,447
   Deposits and other                                                                            114,483            112,868
   Deferred franchise costs, net of accumulated amortization of
       $135,603 (2002) and $135,603 (2001)                                                        16,770             16,770
   Capitalized software costs, net of amortization
        $130,373 (2002) and $130,373 (2001)                                                      571,956            571,956
                                                                                             -----------        -----------
      Total other assets                                                                         976,311            886,041
                                                                                             -----------        -----------
                                                                                             $ 2,064,586        $ 2,005,323
                                                                                             ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                                                    $   229,336        $   203,042
   Other accrued expenses                                                                        336,931            348,617
   Deferred Rent                                                                                  63,080             64,776
   Due to advertising fund                                                                       195,918            138,406
   Preferred dividends payable                                                                   166,250            133,000
   Current portion of capital lease obligation                                                    10,520             10,520
                                                                                             -----------        -----------

      Total current liabilities                                                                1,002,035            898,361
                                                                                             -----------        -----------
Long-term liabilities
  Deferred revenue                                                                               571,988            626,205
  Note payable related party                                                                     400,000            400,000
  Capital lease obligation                                                                         8,262             11,088
                                                                                             -----------        -----------

        Total long-term liabilities                                                              980,250          1,037,293
                                                                                             -----------        -----------
Stockholders' equity:
   Series "C" redeemable preferred stock, $1,000 par value; 6% cumulative 2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,349,668)                                                      2,216,668          2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding as of 02/28/02 and
      3,877,737 shares issued and outstanding as of 11/30/01                                       3,877              3,877
   Additional paid-in capital                                                                  5,113,992          5,113,992
   Accumulated deficit                                                                        (7,252,236)        (7,264,868)
                                                                                             -----------        -----------
      Total stockholders' equity                                                                  82,301             69,669
                                                                                             -----------        -----------
                                                                                             $ 2,064,586        $ 2,005,323
                                                                                             ===========        ===========

                                       See notes to consolidated financial statements.





                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                               Consolidated Statement of Operations

                                                                            THREE MONTHS ENDED
                                                                   -----------------------------------
                                                                               February 28,
                                                                       2002                    2001
                                                                   -----------------------------------
                                                                   (Unaudited)            (Unaudited)
                                                                    ----------             ---------


Revenue
    Royalties from franchisees                                      $  818,661              $  857,201
    Franchise fees                                                     173,606                 260,115
    Sales of products and services                                      90,701                  75,870
    PSS licensing & maintenance fees                                      --                    50,500
    Other                                                               23,339                  33,615
                                                                    ----------              ----------
           Total Revenue                                             1,106,307               1,277,301
                                                                    ----------              ----------

Operating Expenses
    Selling, general, and administrative                               438,074                 522,938
    Cost of sales of products and services                             111,562                  89,658
    Royalties paid to area franchises                                  363,059                 388,191
    Commissions on franchise sales                                      80,260                  96,625
    Advertising                                                         51,022                  45,161
    Depreciation                                                        14,818                  55,446
           Total operating Expenses                                  1,058,795               1,198,019
                                                                    ----------              ----------

Operating income                                                        47,512                  79,282

Other Income & Expenses
    Interest income                                                      4,689                   4,097
    Interest expense                                                     6,319                  15,446
                                                                    ----------              ----------
                                                                        (1,630)                (11,349)

Net income before preferred dividend                                    45,882                  67,933

Preferred stock dividend                                                33,250                  33,250

Net income available to Stockholders                                    12,632                  34,683
                                                                    ==========              ==========


Basic and diluted net Income per share of common share                   0.003                   0.009
                                                                    ==========              ==========

                                                                     3,877,737               3,877,737
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


          RESULTS OF OPERATIONTS
          ----------------------

          Three months ended February 28, 2002, compared to three months ended February 28, 2001
          --------------------------------------------------------------------

          Revenues
          --------

          Total revenues decreased $170,402 (13.30%) from $1,277,301 to $1,106,307 for the three months ended February 28, 2002. The decrease is a result of a decrease in royalties (down 4.50% from $857,201 to $818,661), a decrease in franchise fee recognition (down 23.94% from $183,880 to $139,850), and PSS licensing and maintenance fees (down 100.00% from $50,500 to $0.00).

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

          Expenses
          --------

          Total expenses decreased $139,224 (11.62%) from $1,198,019 to $1,058,795. The decrease is primarily attributable to a decreases in selling, general and administrative (down 16.23% from $522,938 to $438,074), Cost of sales of equipment, supplies and services (up 24.43% from $89,658 to $111,562) Commission on franchise sales (down 16.94% from $96,625 to $80,260), royalties paid to area franchisees (down 6.47% from $388,191 to $363,059) and depreciation and amortization (down 73.27% from $55,446 to 14,818).

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

          3.2 Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

          10(j) Employment contract for John E. Kelly, chairman of the board, incorporated by reference.

          99.1  Certification pursuant to 18 U.S.C. - Section 1350.

          99.2  Certification pursuant to 18 U.S.C. - Section 1350.

          (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PAK MAIL CENTERS OF AMERICA, INC.
                                                       (Registrant)
Date: January 8, 2003


                                     By: /s/  P. Evan Lasky
                                         ---------------------------------------
                                              P. Evan Lasky
                                              Chief Executive Officer



                                 CERTIFICATIONS

I, P. Evan Lasky, certify that:

1. I have reviewed this quarterly report of Pak Mail Centers of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    January 8, 2003

                                                 By:  /s/  P. Evan Lasky
                                                 -------------------------------
                                                 P. Evan Lasky
                                                 Chief Executive Officer

I, P. Evan Lasky, certify that:

1. I have reviewed this quarterly report of Pak Mail Centers of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:       January 8, 2003

                                                 By:  /s/  P. Evan Lasky
                                                 -------------------------------
                                                 P. Evan Lasky
                                                 Accounting Supervisor