Form 10QSB/A
period 2002-05-31
PAK MAIL CENTERS OF AMERICA INC
filed 2003-01-08
CIK 754921

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

                                                        F-1



                                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                                      Consolidated Statement of Operations


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        -------------------------    -------------------------
                                                                  May 31,                     May 31,
                                                            2002          2001          2002          2001
                                                        -------------------------    -------------------------
                                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                        -----------   -----------    -----------   -----------

Revenue
    Royalties from franchisees                          $   645,481   $   674,422    $ 1,464,142   $ 1,531,623
    Franchise fees                                          269,710       134,074        443,316       394,189
    Sales of products and services                          167,536       129,171        258,237       205,041
    Software license fees                                      --          51,260           --         101,760
    Other operating revenue                                  15,849        17,367         39,188        50,982
                                                        -----------   -----------    -----------   -----------
           Total Revenue                                  1,098,576     1,006,294      2,204,883     2,283,595
                                                        -----------   -----------    -----------   -----------

Operating expenses
    Selling, general, and administrative                    455,216       545,657        893,290     1,068,595
    Cost of sales of products and services                  143,063       162,709        254,625       252,367
    Royalties paid to area franchises                       293,999       316,081        657,058       704,272
    Commissions on franchise sales                          120,685        56,658        200,945       153,283
    Advertising                                              15,031        46,498         66,053        91,659
    Depreciation & amortization                              20,075        41,382         34,893        96,828
            Total Operating Expenses                      1,048,069     1,168,985      2,106,864     2,367,004
                                                        -----------   -----------    -----------   -----------

Operating income (loss)                                      50,507      (162,691)        98,019       (83,409)

Other income & expense
    Interest income                                           2,911         2,388          7,600         6,485
    Interest expense                                          5,545        10,234         11,864        25,680
                                                        -----------   -----------    -----------   -----------
                                                             (2,634)       (7,846)        (4,264)      (19,195)

Net income (loss) before preferred stock dividend            47,873      (170,537)        93,755      (102,604)

Preferred stock dividend                                     33,250        33,250         66,500        66,500
                                                        -----------   -----------    -----------   -----------

Net income (loss) available to Stockholders                  14,623      (203,787)        27,255      (169,104)
                                                        ===========   ===========    ===========   ===========

Basic and diluted net income (loss)
    per share of common stock                           $     0.004   $    (0.053)   $     0.007   $    (0.044)
                                                        ===========   ===========    ===========   ===========


                                                          3,877,737     3,877,737      3,877,737     3,877,737
                                                        ===========   ===========    ===========   ===========





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


         RESULTS OF OPERATIONS
         ---------------------

         Three months ended May 31, 2002, compared to three months ended May 31,
         -----------------------------------------------------------------------
         2001
         ----

         Revenues
         --------
         Total revenues increased $92,282 (up 9.17%) from $1,006,294 to $1,098,576. The increase is primarily attributable to increases in Sales of equipment, supplies and services (up 29.70% from $129,171 to $167,536), and sales of individual franchises (up 101.17% from $134,074 to $269,710).

         Sales of equipment, supplies and services increased $38,365 due to the increase in individual franchise sales. As more franchises are sold, more associated equipment is sold.

         Franchise fees increased $135,36 due to the increase in the number of sales over the comparable period a result of favorable referrals from the franchisee community.

         PSS license and maintenance fees decreased $51,260 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program. The ReSource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the ReSource Software point of sale program. The Company expects the ReSource Software point of sale program to be released in August or September of 2002 at which point Pak Mail will share in the revenue from the enhanced program

         Costs and Expenses
         ------------------
         Total expenses decreased $120,916 (down 10.34%) from $1,168,985 to $1,048,069. The decrease is due to the decrease in selling and general administrative (down 16.57% from $545,657 to $455,215); Cost of sales of equipment supplies and services (down 12.07% from $162,709 to $143,063) commissions on franchise sales (up 113.01% from $56,658 to 120,685), Royalties paid to area franchisees (down 6.99% from $316,081 to $293,999) and advertising (down 67.67% from $46,498 to $15,031).

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


         Six months ended May 31, 2002 compared to the Six months ended May 31,
         ----------------------------------------------------------------------
         2001
         ----

         Revenue
         -------
         Total revenues decreased 3.45% or $78,712 from $2,283,595 to $2,204,883. Royalties decreased (down 4.41% from $1,531,623 to $1,464,142), sales of equipment supplies and services increased (up 25.94% from $205,041 to 258,237), franchise fees increased
         (up 12,46% from $394,189 to $443,316), PSS license & maintenance fees decreased (down 100.00% from $101,760 to $0).

         Royalties decreased $67,481 due to a decrease in average store volume, which is a lingering effect of the September 11th terrorist attack and a decrease in the number of stores operating.

         Sales of equipment supplies and services increased $53,196 due to the increase in individual franchise sales.

         Franchise fees increased $49,127 due to an ndividual franchise fee increase of $89,460 due to the increase in number of stores sold and recognized. Area franchise fees decreased $40,513 due to fewer area sales contracts being amortized in 2002 and one additional Area franchise being sold during the first quarter of the 2001. Per our accounting method, the net area fee is amortized over the life of the contract, usually 5 years. However, the revenue associated with the commission paid on the contract is recognized in the month sold. Therefore in the first year, revenue associated with the commission and 20% of the contract are recognized. Area Fee revenue was higher in the first quarter of 2001 due to the recording of the commission in the same quarter.

         PSS license & maintenance fees decreased $101,760 due to Pak Mail's exit from the software business. Pak Mail had been developing a point of sale software program called PSS over the past five years. The decrease in PSS license & maintenance fees is a result of Pak Mail's decision to discontinue developing the PSS point of sales software program. In May 2001 the Company determined that it had no more funds to commit to finishing the development of the software. Accordingly, an agreement was reached with ReSource Software, Inc. to use its off the shelf packing and shipping program. The ReSource program does not have a marketing or custom packaging module. Those two pieces from PSS will be incorporated into the ReSource Software point of sale program. The Company expects the ReSource Software point of sale program to be released in August or September of 2002 at which point Pak Mail will share in the revenue from the enhanced program


         Costs and Expenses
         ------------------
         Costs and expenses decreased 10.99% or $260,140 from $2,367,004 to $2,106,864. Selling, general and administrative expenses decreased (down 16.41% from $1,068,595 to $893,290), cost of sales of equipment and supplies increased (up 0.89% from $252,367 to $254,625), commissions on franchise sales increased (up 31.09% from $153,283 to $200,945) royalties paid to area franchisees decreased (down 6.70% from $704,272 to $657,058) advertising decreased (down 27.94% from $91,659 to $66,053), and Depreciation and amortization decreased (down 63.96% from $96,828 to $34,893).

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



                                            PAK MAIL CENTERS OF AMERICA, INC.
                                                      (Registrant)
Date:  January 8, 2003


                                            By:  /s /  P. Evan Lasky
                                               --------------------------------
                                                       P. Evan Lasky
                                                       Chief Executive Officer



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

Date:    January 8, 2003

                                                    By:  /s/  P. Evan Lasky
                                                    ----------------------------
                                                    P. Evan Lasky
                                                    Chief Executive Officer

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

Date:       January 8, 2003

                                                     By:  /s/  P. Evan Lasky
                                                     ---------------------------
                                                     P. Evan Lasky
                                                     Accounting Supervisor