Form 10QSB/A
period 2002-08-31
PAK MAIL CENTERS OF AMERICA INC
filed 2003-01-08
CIK 754921

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
                                                                                     ===========    ===========


                                 See notes to consolidated financial statements

                                                      F-1



                            PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                  Consolidated Statement of Operations



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------    ---------------------------
                                                                 August 31,                    August 31,
                                                            2002           2001           2002           2001
                                                        --------------------------    ---------------------------
                                                        (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                         ---------     ---------     ---------      ---------

Revenue
    Royalties from franchisees                          $   610,400    $   629,585    $ 2,074,542    $ 2,161,208
    Franchise fees                                          258,132        165,676        701,448        559,865
    Sales of products and services                          231,579        197,967        489,816        403,008
    Software licence fees                                      --           19,409           --          121,169
    Other operating revenue                                  44,619         23,334         83,807         74,316
                                                        -----------    -----------    -----------     -----------
           Total Revenue                                  1,144,730      1,035,971      3,349,613      3,319,566
                                                        -----------    -----------    -----------     -----------

Operating expenses
    Selling, general, and administrative                    430,040        468,844      1,323,330      1,537,439
    Cost of sales of products and services                  253,924        186,626        508,549        438,993
    Royalties paid to area franchises                       270,351        260,028        927,409        964,300
    Commissions on franchise sales                           98,850         57,018        299,795        210,301
    Advertising                                              10,275         25,949         76,328        117,608
    Depreciation & amortization                              12,714         21,756         47,607        118,584
    Impairment of capitalized software                      571,956           --          571,956           --
    Post employment expenses                                272,238           --          272,238           --
                                                        -----------    -----------    -----------    -----------
            Total Operating Expenses                      1,920,348      1,020,221      4,027,212      3,387,225
                                                        -----------    -----------    -----------    -----------

Operating income (loss                                     (775,618)        15,750       (677,599)       (67,659)

Other income & expense
    Interest income                                           2,259          3,942          9,859         10,427
    Interest expense                                          5,163         10,590         17,026         36,270
                                                        -----------    -----------    -----------    -----------

Net (loss) income before income tax expense                (778,522)         9,102       (684,766)       (93,502)

Deferred income tax expense                                 132,734           --          132,734           --

Net (loss) income before preferred stock dividend          (911,256)         9,102       (817,500)       (93,502)
                                                        -----------    -----------    -----------    -----------

Preferred stock dividend                                     33,250         33,250         99,750         99,750

Net loss (income) available to Stockholders                (944,506)   $   (24,148)      (917,250)      (193,252)
                                                        ===========    ===========    ===========    ===========

Basic and diluted net (loss) income
   per share of common share                            $    (0.244)   $    (0.006)   $    (0.237)   $    (0.050)
                                                        ===========    ===========    ===========    ===========

                                                          3,877,737      3,877,737      3,877,737      3,877,737
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


          RESULTS OF OPERATIONS
          ---------------------

          Three months ended August 31, 2002, compared to three months ended
          ------------------------------------------------------------------
          August 31, 2001
          ---------------

          Revenues
          --------
          Total revenues increased $108,759 (up 10.50% from $1,039,971 to $1,144,730). The increase is primarily attributable to increases in Sales of equipment, supplies and services (up 16.98% from $197,967 to $231,579), Franchise fees (up 55,81% from $165,676 to $258,132), PSS license & maintenance fees (down 100% from $19,409 to $0), and Other income (up 91.22% from $23,334 to $44,619.

          Sales of equipment, supplies and services increased $33,612 due to the increase in individual franchise sales. As more franchises are sold, more associated equipment is sold.

          Franchise fees increased $92,456 due to an ndividual franchise fee increase of $72,770 due to the increase in the number of sales over the comparable period, a result of favorable referrals from the franchisee community. And an area franchise fees increased $19,686 due to the transfer of the area agreements covering the states of Washington and Oregon. These fees are deferred and realized over the life of the contract. The contract was terminated with approximately 1 1/2 years remaining and $30,330 in revenue still deferred which was recognized. The company received no revenue from the transfer.

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

          Costs and Expenses
          ------------------
          Total expenses increased $900,127 (up 88.23%) from $1,020,221 to $1,920,348. The decrease is due to a decrease in selling, general and administrative (down 8.28% from $468,844 to $430,040); Cost of sales of equipment, supplies and services (up 36.06% from $186,626 to $253,924), commissions on franchise sales (up 73.37% from $57,018 to $98,850), and advertising (down 60.40% from $25,949 to $10,275).
          Impairment of capitalized software (up from $0 to $571,956) and post employment expenses (up from $0 to $272,238).

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

          Nine months ended August 31, 2002 compared to the Nine months ended
          -------------------------------------------------------------------
          August 31, 2001
          ---------------

          Revenue
          -------
          Total revenues decreased 0.91% or $30,097 from $3,319,566 to $3,349,613. The increase is attributable primarily to; Royalties (down 4.01% from $2,161,208 to $2,074,542), sales of equipment supplies and services increased (up 25.29% from $403,008 to $489,816), franchise fees of $559,865 to $701,448 franchise fees increased (up 25,29% from $405,790 to $568,200), and PSS license & maintenance fees decreased (down 100.00% from $121,169 to $0).

          Royalties decreased $86,666 due to a decrease in average store volume, which is a lingering effect of the September 11th terrorist attack and a decrease in the number of stores operating.

          Sales of equipment supplies and services increased $86,808 due to the increase in individual franchise sales.

          Franchise fees increased $141,583 due to an individual franchise fee increased of $162,410 due to the increase in number of store franchises sold and recognized. And an area franchise fees decrease of

          $20,827 due to fewer area sales contracts being amortized in 2002 and one additional Area franchise being sold during the first quarter of the 2001. Per our accounting method, the net area fee is amortized over the life of the contract, usually 5 years. However, the revenue associated with the commission paid on the contract is recognized in the month sold. Therefore in the first year, revenue associated with the commission and 20% of the contract is recognized. Area Fee revenue was higher in the first quarter of 2001 due to the recording of the commission in the same quarter.

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

          3.2 Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

          99.1 Chief Executive Officer Certification per Sarbanes-Oxley Section 906

          99.2 Accounting Supervisor Certification per Sarbanes-Oxley Section
          906

          99.3 Chief Executive officer Certification per Sarbanes-Oxley Section 302*

          99.4 Accounting Supervisor Certification per Sarbanes-Oxley Section
          302*

     (b)  Reports on Form 8-K

          None.

-------------

*    Previously filed

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

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    January 8, 2003

                                                  By:  /s/  P. Evan Lasky
                                                  ------------------------------
                                                  P. Evan Lasky
                                                  Chief Executive Officer

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

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       January 8, 2003

                                               By:  /s/  P. Evan Lasky
                                               --------------------------------
                                               P. Evan Lasky
                                               Accounting Supervisor