Form 10KSB
period 2002-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2003-02-28
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended: November 30, 2002
                           -----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $4,610,708.

The aggregate market value of the Issuer's voting stock held as of a recent date by non-affiliates of the Issuer cannot be ascertained due to the absence of reliable information as to quoted prices with respect to the Issuer's common stock.

As of February 10th, 2003, the Issuer had 3,877,737 shares of its $0.001 par value common stock issued and outstanding.

Transitional small business disclosure format: YES [ ]   NO [X]

                        PAK MAIL CENTERS OF AMERICA, INC.
                         2002 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                  Page No.
------                                                                  --------

Item 1.    Description of Business.............................................3

Item 2.    Description of Property.............................................8

Item 3.    Legal Proceedings...................................................8

Item 4.    Submission of Matters to Vote of Security Holders...................8

PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters............9

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................10

Item 7.    Financial Statements...............................................13

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................14

Part III
--------

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.........15

Item 10.   Executive Compensation.............................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....19

Item 12.   Certain Relationships and Related Transactions.....................21

Item 13.   Exhibits and Reports on Form 8-K ..................................22

Item 14.   Controls and Procedures............................................23

           Signatures.........................................................24

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

In November of 2002, Pak Mail filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") The proxy statement describes a proposal involving the merger of Pak Mail Acquisition Corp., a newly formed corporation wholly-owned by two significant shareholders of Pak Mail common shares, D.P. Kelly & Associates, L.P. and Pak Mail Investment Partnership L.P., with and into Pak Mail.

Under the terms of the merger agreement, shareholders of Pak Mail Acquisition Corp. would acquire Pak Mail by merging Pak Mail Acquisition Corp. into Pak Mail. As a result of the merger, the owners of common shares of Pak Mail would receive $0.0516 per share of common stock, in cash without interest for a total transaction value of approximately $50,602. The shareholders of Pak Mail Acquisition Corp. would then become the owners of all of the outstanding common shares in the surviving corporation. The Company has received comments from the SEC and has responded to those comments and is awaiting approval from the SEC. Upon SEC approval, the proxy statement will be finalized and mailed to the shareholders.

     (b) Business of Issuer.

          (1)(2) Principal Products or Services; Distribution Methods. The Company's principal business is the marketing of Pak Mail Center franchises and its principal source of revenues is derived from royalties and franchise fees as well as from the sale of certain equipment, supplies, forms and materials to franchisees. As of November 30, 2002, there were 346 domestic and 47 international individual franchises and 22 domestic and 8 international area agreements in existence.

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

Franchise Agreements, Fees and Related Matters
----------------------------------------------

     Individual Franchises

     Each individual franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company. The Franchise Agreement requires payment of an initial franchise fee of $27,950, although franchisees who acquire more than one franchise are eligible for certain discounts and may be eligible for financing of the discounted initial franchise fees for second and subsequent Centers. Individual franchisees are also charged an initial fee ranging between $580 and $900 for a grand opening advertising and marketing program which is provided by the Company at or around the time the individual franchisee commences operation of a Pak Mail Center. Under the Company's current standard Franchise Agreement, individual franchisees pay a sliding scale monthly royalty in each calendar year of five percent of the first $200,000 of the franchisee's royalty based revenues, plus four and one-half percent for the next $50,000 of royalty based revenues, plus four percent for the next $50,000 of royalty based revenues, plus three and one-half percent for the next $50,000 of royalty based revenues, plus three percent for all subsequent royalty based revenues received in that calendar year. No royalty fee is paid with respect to revenues from postage stamps. Individual franchisees are also required to pay an advertising fee each month in the amount of two percent of royalty based revenues, with the exception of franchisees operating under agreements entered into prior to March 1990 who are required to pay an advertising fee of one percent of gross revenues. The advertising fees are held in a segregated account controlled by the Company. These fees are used in connection with the formulation and execution of national advertising and for other marketing purposes. The Company's current standard Franchise Agreement has a term of ten years. With the approval of the Company, the franchisee has the right to transfer and assign their franchise rights.

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

     Generally, the division of initial franchise fees of individual franchises within an international area and the individual franchise royalty fees within an international area is negotiated on a case by case basis. As of November 30, 2002, there were eight international franchise agreements in existence with respect to geographic areas:

     (1)  Mexico City, Mexico
     (2)  Guadalajara, Mexico
     (3)  Baja California and Sonora, Mexico
     (4)  Chile and Argentina
     (5)  Venezuela
     (6)  Honduras, Panama, Nicaragua, El Salvador, Costa Rica, Belize,
          Guatemala
     (7)  Australia and New Zealand
     (8)  Japan.

Because of the large number of factors that exist with respect to different countries and different geographic locations within a given country, which may affect the terms of an international area franchise agreement, the specific terms of international area franchises may vary significantly from one another.

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

     For the fiscal years 1996 through 2001 the Company developed a point of sale software program ("PSS") for inclusion in the Pak Mail operating system. After several years of development and due to the inability to produce a functioning product, Pak Mail made arrangements with Resource Inc. in May of 2001 to purchase licenses for all of the stores for Resource's off the shelf packing and shipping point of sale software. The remaining capitalized software costs of the PSS development ($571,955) were impaired in the third quarter of 2002.

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

          (3) Status of New Products or Services. None.

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

          (7) Patents, Trademarks, Licenses, Etc. The Company has registered the service mark "Pak Mail" and the Pak Mail logo on the Principal Register of the United States Patent and Trademark Office ("USPTO"). The service mark was renewed for an additional 10 years in November 2000 and the logo expires in 2005. The Company has registered several other related service marks on the Principal Register of the USPTO, and has registered the service mark "Pak Mail" and the Pak Mail logo in several international countries. The Company purchased software licenses from Resource Inc. for their point of sale program for each store in operation as of July 2nd, 2001. The licenses are held by the individual stores. New stores are required to purchase a license from Resource Inc., through Pak Mail.

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

          (10) Research and Development. In developing PSS, the Company spent $197,229 in fiscal 2001 and $-0- in fiscal 2002. Other than developing the PSS System, the Company has not engaged in material research and development activities during its last two fiscal years.

          (11) Environmental Regulation. Compliance with federal, state and local environmental law provisions does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

          (12) Employees. As of November 30, 2002, the Company had 12 employees, all full-time.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located in approximately 12,540 square feet of office space in Englewood, Colorado under a lease expiring in May 2006 with a base rental currently at approximately $14,995 per month and rising to approximately $15,840 per month by the end of the term. The Company is the first tenant in this office space and the offices are in excellent condition.

ITEM 3. LEGAL PROCEEDINGS

     Other than routine litigation that is incidental to the business the Company was not involved in any legal proceedings during the fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     The Company's common stock is sporadically traded in the over-the-counter market. During fiscal 2002 and 2001 there was no established trading market for the Company's common stock, and the Company has been unable to obtain reliable information as to quoted prices with respect to the common stock.

     (b) Holders.

     As of February 10th, 2003, the Company had 1,113 holders of record of its $0.001 par value common stock.

     (c) Dividends.

     The Company has not declared cash dividends on its common stock in the last two fiscal years and in any subsequent period for which financial information is required. The Company has issued and outstanding 2,216.668 shares of its Series C Preferred Stock, which have a 6% annual dividend payable on March 31 of each year. All dividends through fiscal 2000 were declared and paid. Dividends for fiscal 2001 and 2002 have not been declared or paid. The Company must pay all dividends in arrears on the Series C Preferred Stock before any dividends may be paid or declared and set aside for payment and before any other distribution may be made on the Company's common stock. Due to the Company's negative equity as of November 30, 2002, no dividends can be accrued on the financial statements and no dividends can be declared or paid until the Company demonstrates positive equity. The preference for the preferred stock dividends will be disclosed in the footnotes to the financial statements. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.


     (d) Securities authorized for Issuance Under Equity Compensation Plans.

--------------------------- ------------------------------- --------------------------- --------------------------------
Plan Category               Number of securities to be      Weighted-average exercise   Number of securities remaining
                            issued upon exercise of         price of outstanding        available for future issuance
                            outstanding options, warrants   options, warrants, and      under equity compensation plans
                            and rights                      rights                      (excluding securities reflected
                                                                                        in column (a))
                            (a)                             (b)                         (c)
--------------------------- ------------------------------- --------------------------- --------------------------------
Equity compensation plans
approved by security
holders

1999 Incentive and
Non-statutory Stock                    108,160                        $0.75                         227,773
Option Plan (1)
--------------------------- ------------------------------- --------------------------- --------------------------------
Equity compensation plans
not approved by security                 none                          none                          none
holders
--------------------------- ------------------------------- --------------------------- --------------------------------

(1) The 1999 Incentive and Non-statutory Stock Option Plan (the Plan) authorizes the issuance of up to 400,000 shares of the Company's Common Stock. The Plan will remain in effect until December 31, 2008 unless terminated earlier by action of the Board. All employees of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest one- third per year upon each of the first three anniversaries of the issue date and have a term of ten years from the date of issue.


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

     This change is strictly an accounting reporting issue and has no effect on cash flow or the Company's business operations.

Liquidity and Capital Resources
-------------------------------

     The Company provided cash from operating activities of $39,505 during fiscal 2002 compared to cash provided by operating activities of $318,543 during fiscal 2001. The cash was used to pay down accounts payable during fiscal 2002.

     As of November 30, 2002, the average age of accounts receivable was approximately 58 days compared to 57 days in 2001. Accounts receivable relate primarily to royalties from franchisees and sales of equipment, supplies and services. Royalties are payable on a monthly basis and invoices for equipment, supplies and services are payable within 30 days.

     For fiscal 2003 the company expects to increase cash flow through increases in unit sales, minimizing capital expenditures, and reviewing and reducing all operating expenditures. Several operating expenses have been substantially reduced including salaries, telephone, legal, and advertising.

The Company believes that cash flow from operating activities will be adequate to cover operating capital needs for the next 12 months.

Proposed Merger:

In November of 2002, Pak Mail filed a preliminary proxy statement with the Securities and Exchange Commission (SEC) The proxy statement describes a proposal involving the merger of Pak Mail Acquisition Corp., a newly formed corporation wholly-owned by two significant stockholders of Pak Mail common shares, D.P. Kelly & Associates, L.P. and Pak Mail Investment Partnership L.P., with and into Pak Mail.

Under the terms of the merger agreement, stockholders of Pak Mail Acquisition Corp. would acquire Pak Mail by merging Pak Mail Acquisition Corp. into Pak Mail. As a result of the merger, the owners of common shares of Pak Mail would receive $0.0516 per share of common stock, in cash without interest for a total transaction value of approximately $50,602. The stockholders of Pak Mail Acquisition Corp. would then become the owners of all of the outstanding common shares in the surviving corporation. The Company has received comments from the SEC and has responded to those comments and is awaiting approval from the SEC. Upon SEC approval, the proxy statement will be finalized and mailed to the stockholders. The Company presently anticipates that the cash consideration payable to unaffiliated shareholders (expected to total approximately $50,602) will primarily be provided by a $50,000 capital contribution provided by D.P. Kelly & Associates, L.P., to Pak Mail Acquisition Corp.


Results of Operations
---------------------

     Financial statements for the year ended November 30, 2000 are included strictly for franchising purposes and no comparisons will be included in management's discussion and analysis.

     Fiscal 2002 Compared to Fiscal 2001
     -----------------------------------

     The Company's recorded net loss from operations for fiscal 2002 was $675,666 compared to a net loss in 2001 of $368,678. The $306,988 increase was attributable to an increase in recognition of franchise fees (up 18.96% from $875,099 to $1,041,005) an increase in Sales of products and services (up 21.09% from $643,639 to $779,357), a decrease in PSS license & maintenance fees (down 100% from $121,170 to $-0-), a decrease in Other income (down 14.90% from $133,398 to $113,524) a decrease in Selling, general and administrative costs (down 13.53% from $1,989,770 to $1,720,467), an increase in the Cost of sales of products and services (up 15.28% from $730,848 to $842,527), an increase in commissions on franchise sales (up 27.12% from $355,343 to $451,701), a decrease in Advertising expenditures (down 36.03% from $133,164 to $85,180), a decrease in depreciation and amortization (down 58.09% from $139,573 to $58,494), an increase in impairment of capitalized software costs (up 100% from $-0- to $571,956), an increase in Post employment expenses (up 100% from $-0- to $272,238, an increase in Income tax expense (up 38.20% from $214,766 to $132,734) and a decrease in Preferred stock dividend (down 100% from$133,000 to $-0-).

     The $165,906 increase in franchise fees is represented by an increase in franchise sales sold and recognized during the fiscal 2002. The Company recognized 24 individual franchises in fiscal 2001 and 33 in 2002.

     The $135,718 increase in sales of products and services in fiscal 2002 is the result of increased franchise sales resulting in more store buildouts.

     The $121,170 decrease in Software license fees is a result of Pak Mail's decision to discontinue development and use of its proprietary software. There was no revenue from this activity in the second half of 2001 and for all of 2002. The company made arrangements to purchase software licenses from Resource Inc., a software vendor to the packing and shipping industry. Maintenance fees are paid directly to Resource by the franchisees.

     The $19,874 decrease in other income is due to the decreased number of store transfers in 2002.

     The $269,303 decrease in Selling, general and administrative is due to a decrease in Wage expense (down $225,108) a result of staff reductions, an increase in bad debt expense (up $24,000); and a reduction in legal expense (down $66,652), a result of an extra area UFOC filing required in 2001.

     The $111,679 increase in cost of sales of equipment, supplies and services is the result of increased store sales and store buildouts.

     The $96,358 increase in commissions on franchise sales is the direct result of increased store sales and increased sales recognition in fiscal 2002.

     The $47,984 decrease in advertising is due to the elimination of non-productive advertising expenditures. All leads are now being tracked by lead source. Any source that does not produce quality leads is eliminated.

     The $81,079 decrease in depreciation and amortization is a result of Pak Mail's decision to discontinue development and use of its proprietary software. The company made arrangements to purchase software licenses from Resource Software Inc., a software vendor to the packing and shipping industry. The remainder of the capitalized software development cost was impaired in the third quarter of 2002. This has eliminated any associated amortization of those costs.

     The $571,956 increase in impairment of capitalized software costs for fiscal 2002 is due to Pak Mail's inability to produce a functioning point of sale software package. After spending five years trying to develop a custom point of sale software package, Pak Mail made arrangements with Resource Software in May of 2001 to purchase licenses for all of the stores for Resource's off the shelf packing and shipping point of sale software. During the 3rd and 4th quarters of 2001, the franchisees were converted back to Resource software. The company contracted with Resource to peruse the code in PSS versions 1 and 2 and incorporate the marketing and specialty packaging modules from PSS into the Resource software. After converting the franchise community to Resource software, Resource analyzed the code from PSS and determined that it was of no value. Resource wrote new code for the marketing and specialty packing modules and incorporated it into the Resource point of sale software at no cost to Pak Mail. Subsequently the remaining capitalized software costs were impaired in the third quarter of 2002.

     The $132,734 Income Tax Expense is a result of reducing the value of the Deferred Income Tax asset carried on the balance sheet to $-0-. Due to continuing losses, Pak Mail's Net Operating Loss carry-forwards are expiring. The Net Operating Loss carry-forwards allow Pak Mail to reduce their taxable income.

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

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements in this report following the signature page. Three years of Financial Statements are presented in this filing. The two most recent years are compared to each other, fiscal 2002 and fiscal 2001. Fiscal 2000 is presented for informational and franchising purposes only.

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

Name, Age and                         Director or         Principal Occupation
Position in the Company               Officer Since       During the Last Five Years
-----------------------               -------------       --------------------------
P. Evan Lasky, 61                     March, 1988         Executive officer of the Company since March
(President, Secretary, Treasurer,                         1988. and Secretary/Treasurer since November
Chief Executive Officer and Chief                         2001
Financial Officer)

Alex Zai, 43                          May, 1996           Executive officer of the Company since May,
(Vice President)                                          1996; director of store operations of the
                                                          Company since April, 1994.

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

John W. Grant, 77                     September, 1989     Retired since September, 1987.
(Director)



Name, Age and                         Director or         Principal Occupation
Position in the Company               Officer Since       During the Last Five Years
-----------------------               -------------       --------------------------

F. Edward Gustafson, 61               September, 1989     Executive officer of D.P. Kelly & Associates
(Director)                                                L.P., a firm offering management services,
                                                          since November, 1988; executive officer of
                                                          Viskase Companies, Inc., a manufacturer of
                                                          food packaging and food service supplies,
                                                          since June, 1989; director of Viskase
                                                          Companies, Inc. since December, 1993;
                                                          executive officer of Viskase Corporation, a
                                                          wholly-owned subsidiary of Viskase Companies,
                                                          Inc., from February, 1990 to August, 1993.

Laura K. McGrath 46                   September, 1989     General Partner of KMK & Associates, an
(Director)                                                investment partnership since May, 1986;
                                                          President of Emerald Valley Farms, Inc. a
                                                          farm land acquisition and management company
                                                          since March, 1999; Treasurer of the Donald P.
                                                          and Byrd M. Kelly Foundation, a family
                                                          foundation that focuses on educational
                                                          support for non-profit organizations, since
                                                          November, 1988.

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

     Cash Compensation.
     ------------------

     The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended November 30, 2002, November 30, 2001, and November 30, 2000 to John E. Kelly and P. Evan Lasky (there were no other executive officers of the Company whose annual salary and bonus exceeded $100,000).

                           SUMMARY COMPENSATION TABLE

Name and                                                           Other Annual
Principal Position        Fiscal Year    Salary        Bonus       Compensation
------------------        -----------    ------        -----       ------------

John E. Kelly                2002       $161,000(3)      -0-(1)    $8,520(2)(3)
Chairman of the Board        2001       $161,000      $2,300       $8,520(2)
                             2000       $153,300         -0-(1)    $8,520(2)

P. Evan Lasky                2002       $125,000         -0-(1)       -0-
President, Chief Executive   2001       $122,000      $1,500          -0-
Officer, Treasurer,          2000       $112,000         -0-(1)       -0-
Secretary, and Chief
Financial Officer

     (1) Bonus was earned in the fiscal year indicated, although it may have been paid in the following fiscal year.

     (2) The amount for fiscal 2002, 2001 and 2000 consists of a $4,800 car allowance and $3,720 of country club dues

     (3) The amounts for fiscal 2002 were paid per the employment contract dated February 28, 2002 between John E. Kelly and Pak Mail.


     Stock Option Plans.
     -------------------

     Effective January 1, 1999, the Company adopted the 1999 Incentive and Nonstatutory Stock Option Plan ("1999 Plan"). The 1999 Plan authorizes the granting of options to employees and non-employee directors of the Company to purchase an aggregate of 400,000 shares of the Company's common stock. No options may be granted after December 31, 2008 under the 1999 Plan. There were no options issued during the years ended November 30, 2000, 2001 or 2002. For the fiscal year ended November 30, 1999, employees of the Company were issued options under the 1999 Plan to purchase a total of 172,227 shares of the Company's common stock at $.75 per share expiring in December 2009.


     Options/SAR Grants.
     -------------------

     The following table sets forth the individual grants of stock options made during the last two completed fiscal years to each of the named executive officers:

There were no options granted in fiscal 2000.
There were no options granted in fiscal 2001.
There were no options granted in fiscal 2002.


     Fiscal Year End Option Values
     -----------------------------

                        Number of Securities
                             Underlying
                         Unexercised Options
    Name                 at Fiscal Year End
-------------           --------------------

John E. Kelly                  30,000

P. Evan Lasky                  22,000


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.
     ----------------------------------------------------------------------

     The following table sets forth as of November 30, 2002, the number of shares of the Company's $0.001 par value common stock, its only class of outstanding voting securities, beneficially owned by each of the Company's current directors and executive officers, by all of the Company's current directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

--------------------------------------------------------------------------------
Name and Address                             Amount and Nature of       Percent
of Beneficial Holder                        Beneficial Ownership(1)   of Class
--------------------------------------------------------------------------------
J. S. Corcoran                                   2,898,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
John W. Grant                                         800                   (3)
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
F. Edward Gustafson                              2,925,578(2)              75.4%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
P. Evan Lasky                                      22,000(4)                (3)
7173 South Havana Street, Suite 600
Englewood, Colorado  80112
303-957-1000
--------------------------------------------------------------------------------
Laura K. McGrath                                       0                    (3)
701 Harger Road, Suite 190
Oak Brook, Illinois 60523
630-571-4433
--------------------------------------------------------------------------------
All directors and executive officers as       2,949,378(2)(4)              75.6%
a group (5 persons)
--------------------------------------------------------------------------------
Donald P. Kelly                                  2,997,078(2)              77.3%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
C&G Management Company, Inc.                     2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523
630-571-4433
--------------------------------------------------------------------------------
D.P. Kelly and Associates, L.P.                  2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
Norcross Corporation                             2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523
630-571-4433
--------------------------------------------------------------------------------
Norcross Partners L.P.                           2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523
630-571-4433
--------------------------------------------------------------------------------
Pak Mail Investment Partnership L.P.             2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------
Pak Mail Acquisition Corp.                       2,897,078(2)              74.7%
701 Harger Road, Suite 190
Oak Brook, Illinois  60523
630-571-4433
--------------------------------------------------------------------------------

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder. Accordingly, the "Amount and Nature of Beneficial Ownership" and the "Percent of Class" for each person listed in the table are based upon the assumption that stock options which are exercisable currently or within 60 days after the date of this proxy statement held by such person have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power of the shares listed for such person.
(2) Includes 2,897,078 shares owned by Pak Mail Acquisition Corp., 2,404,264 of which were contributed by PMIP and 492,814 of which were contributed by D.P. Kelly. PMIP and D.P. Kelly together own 100% of the equity interest in Pak Mail Acquisition Corp. and may therefore, pursuant to Rule 13d-3 under the Exchange Act, be deemed to constitute a "group" and to jointly beneficially own the 2,897,478 shares of Pak Mail common stock owned by Pak Mail Acquisition Corp. Norcross Partners is the general partner of PMIP, and Norcross Corp. is the general partner of Norcross Partners. Messrs.

     Kelly and Gustafson are executive officers and directors of, and Messrs. Kelly, Gustafson and Corcoran own the entire equity interest in, Norcross Corp. Mr. Kelly's ownership interest is held through his revocable trust. As a result of the control exercised by Messrs. Kelly, Gustafson and Corcoran over Norcross Corp., the control exercised by Norcross Corp. over Norcross Partners and the control exercised by Norcross Partners over PMIP, each of Messrs. Kelly, Gustafson and Corcoran and each of Norcross Corp. and Norcross Partners may be deemed to share the beneficial ownership of Pak Mail common stock beneficially owned by PMIP. C&G Management is the general partner of D.P. Kelly. Messrs. Kelly and Gustafson are executive officers and directors of, and own the entire equity interest in, C&G Management. Mr. Kelly's ownership interest is held through his revocable trust. As a result of the control exercised by Messrs. Kelly and Gustafson over C&G Management and the control exercised by C&G Management over D.P. Kelly, each of Messrs. Kelly and Gustafson and C&G Management may be deemed to share the beneficial ownership of the Pak Mail common stock beneficially owned by D.P. Kelly.
(3)  Less than 1%.
(4)  Includes 22,000 shares of common stock subject to stock options.


     (c) Changes in Control.
     -----------------------

In November of 2002, Pak Mail filed a preliminary proxy statement with the Securities and Exchange Commission (SEC) The proxy statement describes a proposal involving the merger of Pak Mail Acquisition Corp., a newly formed corporation wholly-owned by two significant stockholders of Pak Mail common shares, D.P. Kelly & Associates, L.P. and Pak Mail Investment Partnership L.P., with and into Pak Mail.

Under the terms of the merger agreement, stockholders of Pak Mail Acquisition Corp. would acquire Pak Mail by merging Pak Mail Acquisition Corp. into Pak Mail. As a result of the merger, the owners of common shares of Pak Mail would receive $0.0516 per share of common stock, in cash without interest for a total transaction value of approximately $50,602. The stockholders of Pak Mail Acquisition Corp. would then become the owners of all of the outstanding common shares in the surviving corporation. The Company has received comments from the SEC and has responded to those comments and is awaiting either approval or further comments from the SEC. Upon SEC approval, the proxy statement will be finalized and mailed to the shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

     Other than the merger proposal described previously in the business section there are no other transactions to be disclosed.

     (c) Parent Companies. Pak Mail Acquisition Corp. owns a controlling interest in the Company through its ownership of 2,897,078 shares of common stock, representing approximately 74.7% of the outstanding common stock.

     (d) Transactions With Promoters. Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
     -------------

(2)(a)* Agreement and Plan of Merger dated as of October 17, 2002 by and between Pak Mail Centers of America, Inc. and Pak Mail Acquisition Corp.

(2)(b)* First Amendment to Agreement and Plan of Merger dated as of October 28, 2002 by and between Pak Mail Centers of America, Inc and Pak Mail Acquisition Corp.

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

(10)(g) Promissory Note, D.P. Kelly & Associates, L.P. incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending November 30, 2001

(10)(h) Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet. (to be filed by amendment) incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(i) Resource, Inc. software licensing contract incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(j) Employment contract for John E. Kelly, chairman of the board incorporated by reference to exhibit 10(j) of the Company's Annual Report on Form 10-QSB for the fiscal quarter ending February 28, 2002

(21)*       Subsidiaries of the Registrant.

(99.1)*     Chief Executive Officer Certification per Sarbanes-Oxley Section 906

(99.2)*     Accounting Supervisor Certification per Sarbanes-Oxley Section 906

----------
     *    Filed herewith.


     (b) 8-K Reports.
     ----------------

     The Company filed a report on form 8-K disclosing the proposed merger with Pak Mail Acquisition Corp. The date of the report was October 17th, 2002 and it was filed on October 21st, 2002 with the SEC.

ITEM 14. CONTROLS & PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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

                                           PAK MAIL CENTERS OF AMERICA, INC.,
                                           a Colorado corporation

                                           By: /s/ P. Evan Lasky
                                           -------------------------------------
                                           P. Evan Lasky, President,
                                           Chief Executive Officer,
                                           Treasurer and Secretary
                                           Chief Financial Officer

     Dated: February 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                               Date
--------------             ---------                               ----

J.S. Corcoran              /s/ J.S. Corcoran                 February 28, 2003
Director                   --------------------------



John W. Grant              /s/ John W. Grant                 February 28, 2003
Director                   --------------------------



F. Edward Gustafson        /s/ F. Edward Gustafson           February 28, 2003
Director                   --------------------------



Laura K. McGrath           /s/ Laura K. McGrath              February 28, 2003
Director                   --------------------------

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           November 30, 2002 and 2001


                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-1

Consolidated Financial Statements

         Consolidated Balance Sheets                                         F-2

         Consolidated Statements of Operations                               F-3

         Consolidated Statement of Changes in Stockholders'
          (Deficit) Equity                                                   F-4

         Consolidated Statements of Cash Flows                               F-5

Notes to Consolidated Financial Statements                                   F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Pak Mail Centers of America, Inc. and Subsidiary
Aurora, Colorado


We have audited the accompanying consolidated balance sheets of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pak Mail Centers of America, Inc. and Subsidiary as of November 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended November 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/  Ehrhardt Keefe Steiner & Hottman PC
                                        ----------------------------------------
                                             Ehrhardt Keefe Steiner & Hottman PC


January 9, 2003
Denver, Colorado


                       PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                                  Consolidated Balance Sheets

                                                                          November 30,
                                                                   --------------------------
                                                                      2002           2001
                                                                   -----------    -----------
                                            Assets
Current assets
   Cash and cash equivalents                                       $   134,762    $    17,201
   Restricted cash                                                      75,516        138,406
   Trade accounts receivable, less allowance for doubtful
    accounts of $78,335 (2002) and $69,677 (2001)                      555,399        544,192
   Inventories                                                          40,816         30,225
   Notes receivable - current, less allowance for doubtful
    accounts of $16,368 (2002) and $31,115 (2001)                      168,494        115,523
   Prepaid expenses and other current assets                             9,583         55,588
   Deferred income taxes                                                  --          132,734
                                                                   -----------    -----------
        Total current assets                                           984,570      1,033,869
                                                                   -----------    -----------
Non-current assets
   Property and equipment, net                                          50,761         85,413
   Notes receivable, net of current portion                             10,248        184,447
   Capitalized software, net                                              --          571,956
   Deferred franchise costs                                              4,000         16,770
   Deposits and other                                                  119,278        112,868
                                                                   -----------    -----------
        Total non-current assets                                       184,287        971,454
                                                                   -----------    -----------
Total assets                                                       $ 1,168,857    $ 2,005,323
                                                                   ===========    ===========

                             Liabilities and Stockholders' Equity

Current liabilities
   Trade accounts payable                                          $   107,518    $   203,042
   Accrued other                                                       360,011        348,617
   Deferred rent                                                        56,903         64,776
   Preferred stock dividends payable                                   133,000        133,000
   Current portion of capital lease obligation                           9,798         10,520
   Due to advertising fund                                              75,516        138,406
   Current portion of post employment benefits                         181,967           --
   Deferred franchise revenues                                          97,200        127,820
                                                                   -----------    -----------
        Total current liabilities                                    1,021,913      1,026,181
                                                                   -----------    -----------
Non-current liabilities
   Deferred franchise revenues                                         308,039        498,385
   Note payable - stockholders                                         400,000        400,000
   Capital lease obligations, less current portion                        --           11,088
   Post employment benefits                                             44,902           --
                                                                   -----------    -----------
        Total non-current liabilities                                  752,941        909,473
                                                                   -----------    -----------
        Total liabilities                                            1,774,854      1,935,654
                                                                   -----------    -----------
Commitments
stockholders' (deficit) equity
   Series C redeemable preferred stock, $1,000 par value; 6%
    cumulative; 2,500 shares authorized, 2,216 shares issued and
    outstanding (liquidation preference $2,482,668)                  2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares
    authorized, 3,877,737 shares  issued and outstanding                 3,877          3,877
   Additional paid-in capital                                        5,113,992      5,113,992
   Accumulated deficit                                              (7,940,534)    (7,264,868)
                                                                   -----------    -----------
        Total stockholders' (deficit) equity                          (605,997)        69,669
                                                                   -----------    -----------
Total liabilities and stockholders' (deficit) equity               $ 1,168,857    $ 2,005,323
                                                                   ===========    ===========


                       See notes to consolidated financial statements.


                          PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                                Consolidated Statements of Operations



                                                                   For the Years Ended
                                                                        November 30,
                                                         -----------------------------------------
                                                            2002           2001           2000
                                                         -----------    -----------    -----------

Revenues
   Royalties from franchisees                            $ 2,676,822    $ 2,715,152    $ 2,709,764
   Franchise fees                                          1,041,005        875,099      1,063,315
   Sales of products and services                            779,357        643,639        836,082
   Software license fees                                        --          121,170        301,175
   Other income                                              113,524        133,398        235,800
                                                         -----------    -----------    -----------
        Total revenues                                     4,610,708      4,488,458      5,146,136
                                                         -----------    -----------    -----------

Operating expenses
   Selling, general and administrative                     1,720,472      1,989,770      2,596,832
   Cost of products and services                             842,527        730,848        852,732
   Royalties paid to area franchisees                      1,142,519      1,135,805      1,070,974
   Commissions on franchise sales                            451,701        355,343        398,884
   Advertising                                                85,180        133,164        171,844
   Depreciation and amortization                              58,494        139,573        224,839
   Post employment expenses                                  272,233           --             --
   Impairment of capitalized software                        571,956           --          557,853
   Loss on disposal of assets                                   --             --           12,221
                                                         -----------    -----------    -----------
        Total operating expenses                           5,145,082      4,484,503      5,886,179
                                                         -----------    -----------    -----------

(Loss) income from operations                               (534,374)         3,955       (740,043)
                                                         -----------    -----------    -----------

Other income (expense)
   Interest income and other                                  13,358         19,198         16,653
   Interest expense                                          (21,916)       (44,065)       (63,193)
                                                         -----------    -----------    -----------
        Total other income (expense)                          (8,558)       (24,867)       (46,540)
                                                         -----------    -----------    -----------

Loss before income tax expense                              (542,932)       (20,912)      (786,583)

Income tax expense                                          (132,734)      (214,766)          --
                                                         -----------    -----------    -----------

Net loss                                                    (675,666)      (235,678)      (786,583)
Preferred stock dividend                                        --          133,000        133,000
                                                         -----------    -----------    -----------

Net loss available to Common Stockholders                $  (675,666)   $  (368,678)   $  (919,583)
                                                         ===========    ===========    ===========

Net loss per share - basic and diluted                   $     (0.17)   $     (0.10)   $     (0.24)
                                                         ===========    ===========    ===========

Weighted average common shares outstanding - basic and
 diluted                                                   3,877,737      3,875,158      3,873,737
                                                         ===========    ===========    ===========


                          See notes to consolidated financial statements.


                                         PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                                Consolidated Statement of Changes in Stockholders' (Deficit) Equity

                                       For the Years Ended November 30, 2002, 2001 and 2000



                                   Preferred Stock
                                      Series C                   Common Stock          Additional                      Total
                              -------------------------   -------------------------     Paid-in      Accumulated    Stockholders'
                                 Shares        Amount        Shares        Amount       Capital         Deficit       Deficit
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 1999         2,216   $ 2,216,668     3,873,737   $     3,874   $ 5,113,995    $(5,976,607)   $ 1,357,930

Net loss                             --            --            --            --            --         (919,583)      (919,583)
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2000         2,216     2,216,668     3,873,737         3,874     5,113,995     (6,896,190)       438,347

Stock issuance                       --            --           4,000             3            (3)          --             --

Net loss                             --            --            --            --            --         (368,678)      (368,678)
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2001         2,216     2,216,668     3,877,737         3,877     5,113,992     (7,264,868)        69,669

Net loss                             --            --            --            --            --         (675,666)      (675,666)
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2002         2,216   $ 2,216,668     3,877,737   $     3,877   $ 5,113,992    $(7,940,534)   $  (605,997)
                              ===========   ===========   ===========   ===========   ===========    ===========    ===========


                                         See notes to consolidated financial statements.


                     PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                           Consolidated Statements of Cash Flows



                                                            For the Years Ended
                                                               November 30,
                                                    -----------------------------------
                                                       2002         2001         2000
                                                    ---------    ---------    ---------
Cash flows from operating activities
   Net loss                                         $(675,666)   $(368,678)   $(919,583)
                                                    ---------    ---------    ---------
   Adjustments to reconcile  to net cash provided
    by operating activities
     Depreciation and amortization                     58,494      139,573      224,839
     Loss on disposal of assets                       571,956         --        557,853
     Preferred stock dividends payable                   --        133,000      133,000
     Change in provision for loss on accounts
      receivable                                        8,658      (57,761)       8,278
     Provision for loss on notes receivable           (14,747)      13,107       27,086
     Bad debts                                        126,000      102,000      255,381
     Deferred franchise costs                          12,770       30,901      (15,860)
     Deferred income taxes                            132,734      214,766         --
     Post employment benefit                          226,869         --           --
     Changes in assets and liabilities
       Accounts receivable                            (67,118)     (31,994)    (235,595)
       Inventories                                    (10,591)      14,058       57,074
       Prepaid expenses and other current assets       46,005      (32,902)       6,588
       Trade accounts payable                         (95,524)    (114,189)       1,856
       Accrued expenses and deferred rent               3,521      130,300      (77,108)
       Deferred revenue                              (220,966)      19,085       (6,899)
       Due to advertising fund                        (62,890)     127,277        9,249
                                                    ---------    ---------    ---------
                                                      715,171      687,221      945,742
                                                    ---------    ---------    ---------
        Net cash provided by operating activities      39,505      318,543       26,159
                                                    ---------    ---------    ---------
Cash flows from investing activities
   Capital expenditures                                (6,426)      (9,102)     (82,799)
   Capitalized software costs                            --       (197,299)    (211,880)
   Deposits and other                                 (23,826)      32,803      (11,372)
   Payments on notes receivable                        57,228      143,053      109,154
                                                    ---------    ---------    ---------
        Net cash provided by (used in) investing
         activities                                    26,976      (30,545)    (196,897)
                                                    ---------    ---------    ---------
Cash flows from financing activities
   Payments on notes payable and capital lease
    obligations                                       (11,810)     (10,520)     (31,549)
   Advances on notes payable                             --           --        300,000
   Preferred stock dividends paid                        --       (133,000)    (133,000)
   Restricted cash                                     62,890     (127,277)      (9,249)
                                                    ---------    ---------    ---------
        Net cash provided by (used in) financing
         activities                                    51,080     (270,797)     126,202
                                                    ---------    ---------    ---------
Net increase (decrease) in cash                       117,561       17,201      (44,536)
Cash - beginning of year                               17,201         --         44,536
                                                    ---------    ---------    ---------
Cash - end of year                                  $ 134,762    $  17,201    $    --
                                                    =========    =========    =========

(Continued on next page.)

                     See notes to consolidated financial statements.

                                           F-5

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                      Consolidated Statements of Cash Flows


(Continued from previous page.)


Supplemental disclosure of cash flow information

Cash paid for:                           Interest
                                        ----------
       2002                             $   21,916
       2001                             $   44,065
       2000                             $   63,193


Supplemental disclosure of non-cash activity:

         At November 30, 2002, 2001 and 2000 $0, $0 and $49,170 of notes receivable additions are included in deferred revenue, respectively.

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

The following table summarized the number of Pak Mail Retail and Service Centers in operation during the last three fiscal years:

                                                                November 30,
                                                            --------------------
                                                            2002    2001    2000
                                                            ----    ----    ----
Franchises:
     Franchise centers in operation:
         Domestic                                            346     338     345
         International                                        47      45      44
     Rights to franchise centers sold and not in
         operation                                            12      22      29
                                                            ----    ----    ----
                                                             401     405     418
                                                            ====    ====    ====


Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Pak Mail Centers of America, Inc. and its subsidiary, Pak Mail Crating and Freight Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and accounts and notes receivable from franchisees, area developers and marketing directors. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions. To reduce credit risk, the Company reserves the right to terminate franchise agreements for non-payment of amounts owed. Additionally, as of November 30, 2002 and 2001, approximately $130,000 and $183,000 of notes receivable are offset by comparable amounts in deferred revenue.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including accounts receivable, accounts payable and accrued expenses approximated fair value as of November 30, 2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes receivable, capital lease obligations, and debt outstanding approximate fair value as of November 30, 2002 because interest rates and discount rates on these instruments approximate market interest rates.

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

Deferred Rent
-------------

The Company was granted upfront free rent periods on its office facility. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease.

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

Revenue Recognition (continued)
-------------------------------

Individual franchise fees outside a marketing or development area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company and the franchise has commenced operations.

The Company recognizes marketing agreement fees on a straight-line basis over the effective term of the agreement, which is five years or as stores within the area are opened.

Individual franchise fees within a domestic area are recognized as revenue when all material services and conditions relating to the sale have been substantially performed by the Company, principally site selection and training.

International area franchise fees are deferred and the revenue is not recognized until training provided to the international area marketer is completed and collection of notes receivable is reasonably assured.

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

Software Revenue Recognition
----------------------------

The Company's software products were generally licensed to franchisees for a one-time initial fee and subsequent annual license and maintenance fees. The initial license fee was recognized as revenue upon execution of a signed contract, delivery of licensed software and when the Company believed that the collection of the receivable was probable. Revenue on annual license fees were recognized over the related 12 month period. During 2001, the Company determined that its software was not working as intended and therefore, revenue is no longer recognized on software licenses.

Sales Equipment, Supplies and Services
--------------------------------------

Revenue is recognized as product is shipped or services rendered.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.

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

                  Note 12 - Income Taxes (TAKEN FROM QUIZNO'S)

Software Development Costs
--------------------------

The Company applies the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed for Internal Use". The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed. Capitalized software costs consist of costs of internally developed software developed for sale to franchisees. Capitalization of internally developed software costs begins upon the establishment of the technological feasibility of a product. The recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amortization of internally developed software costs are provided on a product-by-product basis using the amount computed by the straight-line method over the remaining economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized costs. The software was placed in service by a majority of the franchises in February 2000. As such, amortization in 2000 was $81,390.

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

In August 2002, the Company determined that the point of sale software could not easily be integrated with Resource Software, Inc. Therefore, the remaining balance was considered impaired and written off in the current year.

Reclassifications
-----------------

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15,2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntary changes to the fair value method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirement provision of Statement No. 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.


Note 2 - Balance Sheet Disclosures
----------------------------------

Software development costs consist of the following:

                                                            November 30,
                                                       2002              2001
                                                     ---------        ---------

PSS version 1                                        $    --          $ 293,000
PSS version 2                                             --            409,329
Less accumulated amortization                             --           (130,373)
                                                     ---------        ---------
                                                     $    --          $ 571,956
                                                     =========        =========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Property and equipment consist of the following:

                                                              November 30,
                                                        -----------------------
                                                          2002          2001
                                                        ---------     ---------
Office equipment                                        $ 211,789     $ 205,362
Furniture and fixtures                                    228,089       228,089
                                                        ---------     ---------
                                                          439,878       433,451
Less accumulated depreciation                            (389,117)     (348,038)
                                                        ---------     ---------
                                                        $  50,761     $  85,413
                                                        =========     =========

Depreciation expense for the periods ended is:


2002                                                    $  41,078
2001                                                    $  59,945
2000                                                    $  87,031


Note 3 - Notes Receivable
-------------------------

Notes receivable consist of franchise fees and area marketer fees financed by the Company. The notes are collateralized by the underlying franchise agreements and by essentially all of the franchisees' assets incidental to the operation of the franchise centers. Most of the notes are personally guaranteed by the owners of each franchise.

Notes receivable consist of the following:

                                                              November 30,
                                                        -----------------------
                                                          2002          2001
                                                        ---------     ---------

Non-interest bearing notes; interest imputed at 8%      $ 146,759     $ 255,492

Interest-bearing notes; interest rates from 6 to 8%        48,351        75,593
                                                        ---------     ---------
                                                          195,110       331,085
Less current portion                                     (168,494)     (115,523)
                                                        ---------     ---------
                                                           26,616       215,562
Less allowance                                            (16,368)      (31,115)
                                                        ---------     ---------
                                                        $  10,248     $ 184,447
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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


The above amounts are scheduled to mature as follows:

Year Ending November 30,
------------------------

     2003                                        $   168,494
     2004                                             24,554
     2005                                              2,062
                                                 -----------
                                                     195,110
     Less allowance                                  (16,368)
                                                 -----------
                                                 $   178,742
                                                 ===========


Note 4 - Income Taxes
---------------------

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company has recorded a valuation allowance on its net deferred tax assets as management is unable to determine if the deferred tax assets will be realized.

Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                          November 30,
                                                 ------------------------------
                                                    2002               2001
                                                 -----------        -----------
Net operating loss carryforwards                 $ 1,760,000        $ 2,414,117
Reserves and other deferrals                         119,000           (138,000)
Depreciation and amortization                         13,400            (15,000)
Valuation allowance                               (1,892,400)        (2,128,383)
                                                 -----------        -----------
                                                 $      --          $   132,734
                                                 ===========        ===========

As of November 30, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $5,176,000.

If not used, these carryforwards will expire in varying amounts as follows.

Year Ending November 30,
------------------------

     2003                                        $    65,000
     2004                                            507,000
     2005                                          1,061,000
     2006                                          1,183,000
     2007                                            738,000
     2008                                            610,000
     2009                                            622,000
     2019                                              3,000
     2020                                            242,000
     2021                                            145,000
                                                 -----------
                                                 $ 5,176,000
                                                 ===========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations as of November 30, 2002:

                                                   For the Years Ended
                                                      November 30,
                                          -------------------------------------
                                             2002          2001          2000
                                          ---------     ---------     ---------

Income tax benefit                        $(235,983)    $ (68,117)    $(267,438)

Change resulting from:
Change in valuation allowance               235,983       282,883       267,438
Write down of deferred tax assets           132,734          --            --
                                          ---------     ---------     ---------

Provision for income tax expense          $ 132,734     $ 214,766     $    --
                                          =========     =========     =========


Note 5 - Subordinated Debt
--------------------------

The Company has a long-term $400,000 note payable to the Company's majority stockholder requiring interest only payments monthly with any unpaid principal and interest due on demand subsequent to January 2004. The note accrues interest at the prime rate (4.25% at November 30, 2002); however, the interest rate at no time will exceed 11% or be less than 8%. This note is unsecured.


Note 6 - Capital Leases
-----------------------

The Company has acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The lease expires in August 29, 2003. Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

                                                                November 30,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Capitalized leases                                         $ 43,677    $ 43,677
Less accumulated amortization                               (35,488)    (24,568)
                                                           --------    --------
                                                           $  8,189    $ 19,109
                                                           ========    ========

Maturities of capital lease obligations are as follows:

Year Ending November 30,
------------------------

     2003                                                  $ 10,184
     Amount representing interest                              (386)
                                                           --------
     Present value of net minimum lease payments              9,798
     Less current portion                                    (9,798)
                                                           --------

     Long-term capital lease obligation                    $   --
                                                           ========

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 7 - Commitments
--------------------

Operating Leases
----------------

The Company leases office space and office equipment under noncancelable operating leases.

Rent expense for these leases was:

Year Ended November 30,
-----------------------

     2002                                      $  273,261
     2001                                      $  264,618
     2000                                      $  341,851

Operating Leases (continued)
----------------------------

Future minimum lease payments under these leases are approximately as follows:

Year Ending November 30,
------------------------

     2003                                      $  266,000
     2004                                         264,000
     2005                                         263,000
     2006                                         109,000
                                               ----------
                                               $  902,000
                                               ==========

Post Employment Benefit
-----------------------

Effective March 1, 2002, the Company entered into an employment agreement with John Kelly, requiring total post retirement payments totaling $362,987. The agreement provided that John Kelly resign as President, Chief Executive Director and be named Chairman of the Board. As of September 30, 2002, John Kelly was no longer active in the Company's affairs and as a result the Company expensed the remaining $272,233 of unpaid benefits. On January 16, 2003, John Kelly resigned as Chairman of the Board. The Company's future obligations under this agreement as of November 30, 2002 are $181,967 and $44,902 for fiscal years 2003 and 2004, respectively. This agreement expires February 2004.


Note 8 - Stockholders' Equity
-----------------------------

Preferred Stock
---------------

Dividends on the Series C Preferred Stock will accrue at 6% per year commencing December 1, 1997. Dividends are payable annually only to the extent that the Company's net income from December 1 1993 exceeds the product of $200,000 multiplied by the number of years elapsed from December 1, 1993 through the last day of the fiscal years next preceding dividend payment date. Dividend payment dates commenced on March 31, 1999 and continue each March 31 thereafter.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Dividends have not been declared in fiscal year 2002 as the Company has a stockholders' deficit as of November 30, 2002 and therefore, is unable to declare or pay dividends. Cumulative undeclared and unpaid dividends were $266,000 and $133,000 at November 30, 2002 and 2001, respectively. As dividends have not been declared as of November 30, 2002 the current year accrual of $133,000 has not been made in the accompanying financial statements. The preferred stock does not vote although holders of 51% must approve certain items such as any changes in control, sale of the Company or a sale of the majority of the Company's assets. The Series C Preferred Stock may be redeemed at the Company's option any time at $1,000 per share plus accrued dividends.

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

The following table presents the activity for options outstanding:

                                                                        Weighted
                                                         Incentive       Average
                                                           Stock        Exercise
                                                          Options         Price
                                                         --------       --------
Outstanding - November 30, 1999                           161,841       $   0.75
         Granted                                             --             --
         Forfeited/canceled                               (33,743)          0.75
         Exercised                                           --             --
                                                         --------       --------

Outstanding - November 30, 2000                           128,098           0.75
         Granted                                             --             --
         Forfeited/canceled                               (19,938)          0.75
         Exercised                                           --             --
                                                         --------       --------

Outstanding - November 30, 2001                           108,160           0.75
         Granted                                             --             --
         Forfeited/canceled                                  --             --
         Exercised                                           --             --
                                                         --------       --------

Outstanding - November 30, 2002                           108,160       $   0.75
                                                         ========       ========

The following table presents the composition of options outstanding and exercisable:

                               Options Outstanding           Options Exercisable
                               -------------------  -------  -------------------
 Range of Exercise Prices       Number    Price*    Life*     Number    Price*
---------------------------     -------   -------   -------   -------   -------
         .75                    108,160   $  0.75      6.00   108,160   $  0.75
                                -------   -------   -------   -------   -------

Total - November 30, 2002       108,160   $  0.75      6.00   108,160   $  0.75
                                =======   =======   =======   =======   =======

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Stock Options (continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                   For the Years Ended
                                                       November 30,
                                           -----------------------------------
                                              2002         2001         2000
                                           ---------    ---------    ---------

Net loss - as reported                     $(675,666)   $(368,678)   $(919,583)
Net income - pro forma                          --           --           --
Basic loss per common share - as reported      (0.17)       (0.10)       (0.24)
Basic loss per common share - pro forma        (0.21)       (0.10)       (0.24)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The Company had no stock option grants for the years ended November 30, 2002, 2001 and 2000.


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

Company contributions to the Plan are as follows:

                                                  For the Years Ended
                                                      November 30,
                                           -----------------------------------
                                              2002         2001         2000
                                           ---------    ---------    ---------
Benefit contributions                      $  16,368    $  19,918    $  27,887
                                           =========    =========    =========


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

                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 11 - Restricted Cash
-------------------------

At November 30, 2002 and 2001, the amounts collected and due to the advertising trust of $75,516 and $138,406, respectively, are included in restricted cash.


Note 12 - Subsequent Event
--------------------------

On November 6, 2002, a proxy statement was sent to the SEC detailing a proposed merger. Under the merger agreement, Pak Mail Acquisition Corp. will be merged with and into Pak Mail and Pak Mail will be the surviving entity. If the merger agreement is approved Pak Mail's stockholders will be entitled to receive $0.0516 per share in cash for their shares of Pak Mail common stock and Pak Mail Investment Partnership L.P. and D.P. Kelly and associates will own all of the capital stock of Pak Mail. This proxy has not been declared effective by the SEC and thus has not been approved by the stockholders as of our report date.

                                 CERTIFICATIONS

I, P. Evan Lasky, certify that:

1. I have reviewed this annual report of Pak Mail Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 28, 2003

                                             By: /s/ P. Evan Lasky
                                             --------------------------------
                                             P. Evan Lasky
                                             Chief Executive Officer

I, P. Evan Lasky, certify that:

1. I have reviewed this annual report of Pak Mail Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 28, 2003

                                             By: /s/ P. Evan Lasky
                                             --------------------------------
                                             P. Evan Lasky
                                             Accounting Supervisor

                                  EXHIBIT INDEX

(2)(a)* Agreement and Plan of Merger dated as of October 17, 2002 by and between Pak Mail Centers of America, Inc. and Pak Mail Acquisition Corp.

(2)(b)* First Amendment to Agreement and Plan of Merger dated as of October 28, 2002 by and between Pak Mail Centers of America, Inc and Pak Mail Acquisition Corp.

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

(10)(g) Promissory Note, D.P. Kelly & Associates, L.P. incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending November 30, 2001

(10)(h) Office Lease with Bedford Property Investors for office located at 7173 South Havana Street, Denver, CO 80112, approximately 12,540 square feet. (to be filed by amendment) incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(i) Resource, Inc. software licensing contract incorporated by reference to the Company's Annual Report on Form 10 KSB for the fiscal year ending November 30, 2001.

(10)(j) Employment contract for John E. Kelly, chairman of the board incorporated by reference to exhibit 10(j) of the Company's Annual Report on Form 10-QSB for the fiscal quarter ending February 28, 2002

(21)*       Subsidiaries of the Registrant.

(99.1)*     Chief Executive Officer Certification per Sarbanes-Oxley Section 906

(99.2)*     Accounting Supervisor Certification per Sarbanes-Oxley Section 906

----------
     *    Filed herewith.