Form 10KSB/A
period 2002-11-30
PAK MAIL CENTERS OF AMERICA INC
filed 2003-03-18
CIK 754921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB/A


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

     Dated: March 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title             Signature                               Date
--------------             ---------                               ----

J.S. Corcoran              /s/ J.S. Corcoran                   March 18, 2003
Director                   --------------------------



John W. Grant              /s/ John W. Grant                   March 18, 2003
Director                   --------------------------



F. Edward Gustafson        /s/ F. Edward Gustafson             March 18, 2003
Director                   --------------------------



Laura K. McGrath           /s/ Laura K. McGrath                March 18, 2003
Director                   --------------------------

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


                          PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY


                                Consolidated Statements of Operations



                                                                   For the Years Ended
                                                                        November 30,
                                                         -----------------------------------------
                                                            2002           2001           2000
                                                         -----------    -----------    -----------

Revenues
   Royalties from franchisees                            $ 2,676,822    $ 2,715,152    $ 2,709,764
   Franchise fees                                          1,041,005        875,099      1,063,315
   Sales of products and services                            779,357        643,639        836,082
   Software license fees                                        --          121,170        301,175
   Other operating revenue                                   113,524        133,398        235,800
                                                         -----------    -----------    -----------
        Total revenues                                     4,610,708      4,488,458      5,146,136
                                                         -----------    -----------    -----------

Operating expenses
   Selling, general and administrative                     1,720,472      1,989,770      2,596,832
   Cost of products and services                             842,527        730,848        852,732
   Royalties paid to area franchisees                      1,142,519      1,135,805      1,070,974
   Commissions on franchise sales                            451,701        355,343        398,884
   Advertising                                                85,180        133,164        171,844
   Depreciation and amortization                              58,494        139,573        224,839
   Post employment expenses                                  272,233           --             --
   Impairment of capitalized software                        571,956           --          557,853
   Loss on disposal of assets                                   --             --           12,221
                                                         -----------    -----------    -----------
        Total operating expenses                           5,145,082      4,484,503      5,886,179
                                                         -----------    -----------    -----------

(Loss) income from operations                               (534,374)         3,955       (740,043)
                                                         -----------    -----------    -----------

Other income (expense)
   Interest income and other                                  13,358         19,198         16,653
   Interest expense                                          (21,916)       (44,065)       (63,193)
                                                         -----------    -----------    -----------
        Total other income (expense)                          (8,558)       (24,867)       (46,540)
                                                         -----------    -----------    -----------

Loss before income tax expense                              (542,932)       (20,912)      (786,583)

Income tax expense                                          (132,734)      (214,766)          --
                                                         -----------    -----------    -----------

Net loss                                                    (675,666)      (235,678)      (786,583)
Preferred stock dividend                                        --          133,000        133,000
                                                         -----------    -----------    -----------

Net loss available to Common Stockholders                $  (675,666)   $  (368,678)   $  (919,583)
                                                         ===========    ===========    ===========

Net loss per share - basic and diluted                   $     (0.17)   $     (0.10)   $     (0.24)
                                                         ===========    ===========    ===========

Weighted average common shares outstanding - basic and
 diluted                                                   3,877,737      3,875,158      3,873,737
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


Date: March 18, 2003

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


Date: March 18, 2003

                                             By: /s/ P. Evan Lasky
                                             --------------------------------
                                             P. Evan Lasky
                                             Accounting Supervisor

                                  EXHIBIT INDEX

(2)(a) Agreement and Plan of Merger dated as of October 17, 2002 by and between Pak Mail Centers of America, Inc. and Pak Mail Acquisition Corp.

(2)(b) First Amendment to Agreement and Plan of Merger dated as of October 28, 2002 by and between Pak Mail Centers of America, Inc and Pak Mail Acquisition Corp.

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

(10)(a)     Individual Franchise Agreement.

(10)(b)     Area Marketing Agreement.

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

(10)(j) Employment contract for John E. Kelly, chairman of the board incorporated by reference to exhibit 10(j) of the Company's Annual Report on Form 10-QSB for the fiscal quarter ending February 28, 2002

(21)        Subsidiaries of the Registrant.

(99.1)*     Chief Executive Officer Certification per Sarbanes-Oxley Section 906

(99.2)*     Accounting Supervisor Certification per Sarbanes-Oxley Section 906

----------
     *    Filed herewith.