Form 10QSB
period 2003-02-28
PAK MAIL CENTERS OF AMERICA INC
filed 2003-04-17
CIK 754921

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  February 28, 2003
                                     -----------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

As of February 28, 2003, there were outstanding 3,877,737 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format
Yes [   ]   No [ X ]


PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

                                PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                                                      February        November
                                                                                      28, 2003        30, 2002
                                                                                     (Unaudited)      Audited
                                                                                     -----------    -----------
                                                     Assets

Current assets
   Cash and cash equivalents                                                         $   269,037    $   134,762
   Restricted cash                                                                        74,486         75,516
   Accounts receivable, net of allowance
         of $89,792 (2003) and $78,335 (2002)                                            554,063        555,399
   Inventories                                                                            44,144         40,816
  Notes receivable, current, net of allowance of $16,368 (2003) and $16,383 (2002)       142,939        168,494
   Prepaid expenses and other current assets                                              44,520          9,583
                                                                                     -----------    -----------
      Total current assets                                                             1,129,189        984,570
                                                                                     -----------    -----------

Noncurrent assets
   Property and equipment, at cost, net of accumulated depreciation                       45,810         50,761
   Notes receivable, net of current portion                                               10,248         10,248
   Deferred franchise costs                                                               54,503          4,000
   Deposits and other                                                                     76,747        119,278
                                                                                     -----------    -----------
      Total other assets                                                                 187,308        184,287
                                                                                     -----------    -----------

                                                                                     $ 1,316,497    $ 1,168,857
                                                                                     ===========    ===========

                                      Liabilities and Stockholders' Equity


Current liabilities
   Trade accounts payable                                                            $   127,493    $   107,518
   Accrued other                                                                         365,242        360,011
   Deferred Rent                                                                          54,391         56,903
   Preferred stock dividends payable                                                     133,000        133,000
   Current portion of capital lease obligation                                             6,629          9,798
   Due to advertising fund                                                                74,486         75,516
   Current portion of notes payable                                                       90,000           --
   Current portion of post employment benefits                                           181,967        181,967
   Deferred franchise revenues                                                            97,200         97,200
                                                                                     -----------    -----------
      Total current liabilities                                                        1,130,408      1,021,913
                                                                                     -----------    -----------
Noncurrent liabilities
  Deferred franchise revenues                                                            232,110        308,039
  Note payable  area developer                                                            75,000           --
  Note payable  stockholders                                                             350,000        400,000
  Post employment benefits                                                                   852         44,902
                                                                                     -----------    -----------
        Total noncurrent liabilities                                                     657,962        752,941
                                                                                     -----------    -----------
        Total Liabilities                                                              1,788,370      1,774,854
                                                                                     -----------    -----------
Stockholders' equity:
   Series "C" redeemable preferred stock, $1,000 par value; 6% cumulative
      2,500 shares authorized; 2,216.668 shares issued and outstanding
      (liquidation preference $2,482,668)                                              2,216,668      2,216,668
   Common stock, $.001 par value; 200,000,000 shares authorized;
      3,877,737 shares issued and outstanding                                              3,877          3,877
   Additional paid-in capital                                                          5,113,992      5,113,992
   Accumulated deficit                                                                (7,806,410)    (7,940,534)
                                                                                     -----------    -----------
      Total stockholders' equity                                                        (471,873)      (605,997)
                                                                                     -----------    -----------
                                                                                     $ 1,316,497    $ 1,168,857
                                                                                     ===========    ===========

                                 See notes to consolidated financial statements.




                     PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
                           Consolidated Statement of Operations


                                                                   THREE MONTHS ENDED
                                                                ------------------------
                                                                        February
                                                                   2003          2002
                                                                ------------------------
                                                                (Unaudited)   (Unaudited)
                                                                ----------    ----------
Revenues
    Royalties from franchisees                                  $  853,203    $  818,661
    Franchise fees                                                 228,402       173,606
    Sales of products and services                                 153,832        90,701
    Other operating revenue                                         32,348        23,339
                                                                ----------    ----------
           Total Revenues                                        1,267,785     1,106,307
                                                                ----------    ----------

Operating expenses
    Selling, general, and administrative                           477,434       438,074
    Cost of products and services                                  135,690       111,562
    Royalties paid to area franchisees                             357,784       363,059
    Commissions on franchise sales                                  93,138        80,260
    Advertising                                                     59,071        51,022
    Depreciation and amortization                                    9,899        14,818
                                                                ----------    ----------
           Total  operating expenses                             1,133,016     1,058,795
                                                                ----------    ----------

Income from operations                                             134,769 *      47,512

Other Income (Expense)
    Interest income and other                                        3,544         4,689
    Interest expense                                                (4,189)       (6,319)
                                                                ----------    ----------
          Total Other Income (Expense)                                (645)       (1,630)

Net income                                                         134,124        45,882
                                                                ==========    ==========

Preferred stock dividend                                              --          33,250


Net Income available to common stockholders                     $  134,124    $   12,632
                                                                ==========    ==========

Net income per share  basic and diluted                         $    0.035    $    0.003
                                                                ==========    ==========

Weighted average common shares outstanding  basic and diluted    3,877,737     3,877,737
                                                                ==========    ==========


* No provision for current income tax expense is included as the Company has approximately $4,228,095 in net operating loss carryforwards to offset future taxable income.


                       See notes to consolidated financial statements.


     PAK MAIL CENTERS OF AMERICA, INC. AND SUBSIDIARY
     Consolidated Statement of Cash Flows


                                                                                   THREE MONTHS ENDED
                                                                                February 28, February 28,
                                                                                     2003        2002
                                                                                  ---------    ---------
                                                                                 (Unaudited)  (Unaudited)


Cash flows from operating activities
             Net Loss                                                             $ 134,124    $  12,632

Adjustments to reconcile net loss to net cash
provided by operating activities:
        Depreciation and amortization                                                 9,899       14,818
        Deferred franchise costs                                                    (50,503)        --
        Change in provision for loss on accounts receivable                          11,457          878
        Change in provision for loss on notes receivable                                (15)       1,934
        Post employment expenses                                                    (44,050)        --
        Changes in assets and liabilities
              Accounts receivable                                                   (10,121)       7,615
              Inventories                                                            (3,328)     (13,289)
              Prepaid expenses                                                      (34,937)      (3,431)
              Trade accounts payable                                                 19,975       26,294
              Accrued expenses and deferred rent                                      2,719      (13,382)
              Due to Ad Fund                                                         (1,030)      57,512
              Deferred revenue                                                       89,071      (54,217)
                                                                                  ---------    ---------
                    Net cash (used in)/provided by operating activities             123,261       37,364
                                                                                  ---------    ---------

Cash flows from investing activities
        Capital expenditures                                                         (2,368)        --
        Collections on notes receivable                                              25,570       24,934
        Deposits & other                                                             39,951       (4,501)
                                                                                  ---------    ---------
                    Net cash provided by/(used in) investing activities              63,153       20,433
                                                                                  ---------    ---------

Cash flows from financing activities
        Payments on notes payable and capital lease obligations                     (53,169)      (2,826)
        Preferred stock dividends accrued                                              --         33,250
        Restricted Cash                                                               1,030      (57,512)
                                                                                  ---------    ---------
                    Net cash provided by/(used in) financing activities             (52,139)     (27,088)
                                                                                  ---------    ---------

                                                                                  ---------    ---------
Net increase in cash and cash equivalents                                           134,275       30,709


Cash and cash equivalents, beginning of year                                        134,762       17,201

                                                                                  ---------    ---------
Cash and cash equivalents, end of period                                          $ 269,037    $  47,910
                                                                                  =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                       $   4,189    $   6,319


Supplemental disclosure of noncash activity:
  During the three months ended February 28, 2003 (Unaudited) the company purchased the area agreement covering
  Arizona, Colorado, Montana, Nevada, Utah and Wyoming for $165,000 that was included in deferred revenue and subsequently moved to notes payable.


                              See notes to consolidated financial statements.

                        PAK MAIL CENTERS OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


Note 1    ORGANIZATION AND BUSINESS
          -------------------------

               Pak Mail Centers of America, Inc. was incorporated in Colorado in 1984 and is engaged in the business of marketing and franchising Pak Mail service centers and retail stores which specialize in custom packaging and crating of items to be mailed or shipped. For the period from December 1, 2002 through February 28, 2003, the Company awarded 14 individual franchises. As of February 28, 2003, the Company had 343 domestic and 47 international individual franchise agreements in existence and 23 domestic and 8 international area franchises in existence.

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

               On April 11, 2003, Pak Mail filed a proxy statement with the Securities and Exchange Commission ("SEC") The proxy statement describes a proposal involving the merger of Pak Mail Acquisition Corp., a newly formed corporation wholly-owned by two significant shareholders of Pak Mail common shares, D.P. Kelly & Associates, L.P. and Pak Mail Investment Partnership L.P., with and into Pak Mail.

               Under the terms of the merger agreement, shareholders of Pak Mail Acquisition Corp. would acquire Pak Mail by merging Pak Mail Acquisition Corp. into Pak Mail. As a result of the merger, the owners of common shares of Pak Mail would receive $0.0516 per share of common stock, in cash without interest for a total transaction value of approximately $50,602. The shareholders of Pak Mail Acquisition Corp. would then become the owners of all of the outstanding common shares in the surviving corporation. The Company has received approval from the SEC and has mailed the proxy statement to the shareholders.

               The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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


               LIQUIDITY AND CAPITAL RESOURCES
               -------------------------------

               Company operations provided cash of $123,261 during the three months ended February 28, 2003.

               The cash generated was used to pay down notes payable by $65,000 and the remainder retained to pay for convention expenses in April of 2003. Amortized deferred revenue decreased $174,300 and notes payable increased $165,000 as a result of re-purchasing the area agreement covering Arizona, Colorado, Montana, Nevada, Utah and Wyoming.

               RESULTS OF OPERATIONS
               ---------------------

               Three months ended February 28, 2003, compared to three months
               --------------------------------------------------------------
               ended February 29, 2002
               -----------------------

               Revenues
               --------

               Total revenues increased $161,478 (14.60%) from $1,106,307 to $1,267,785. The increase is a result of an increase in royalties from franchisees (up 4.22% from $818,661 to $853,203), an increase in franchise fee recognition (up 31.56% from $173,606 to $228,402), an increase in sales of products and services (up 69.60% from $90,701 to $153,832), and an increase in other operating revenue (up 38.60% from $23,339 to $32,348).

               The $34,542 increase in royalties is due to an increase in the average store's volume and an increase in the number of stores operating.

               The $54,796 increase in franchise fees is due to an increase in sales of 14 licenses in the first quarter of 2003 versus 12 licenses in the first quarter of 2002.

               The $63,131 increase in sales of products and services is due to an increase in store licenses sales in the last quarter of fiscal 2002 and the first quarter of fiscal 2003. As more licenses are sold, sales of ancillary items increases.

               The $9,009 increase in other operating revenue is due to the increase in the number of store transfers, 11 in the first quarter of 2003 versus 7 in the first quarter of 2002.

               Expenses
               --------

               Operating expenses increased $74,221 (7.01%) from $1,058,795 to $1,133,016. The increase is attributable to an increase in selling, general and administrative (up 8.98% from $438,074 to $477,434), an increase in cost of sales of products and services (up 21.63% from $111,562 to $135,690) an increase in commissions on franchise sales (up 16.05% from $80,260 to $93,138), and an increase in advertising (up 15.78% from 51,022 to 59,071).

               The $39,360 increase in selling, general and administrative is due to an increase in database management and website expenditures up $8,127, an increase in legal fees and associated filing fees by $23,056, a result of completing the UFOC filing sooner than last year and an increase in tradeshow expenditures up $5,038.

               The $24,128 increase in cost of sales of products and services is due to an increase in store licenses sales in the last quarter of fiscal 2002 and the first quarter of fiscal 2003. As more licenses are sold, sales of ancillary items increases.

               The $12,878 increase in the commissions on franchise sales is due to an increase in sales of 14 licenses in the first quarter of 2003 versus 12 licenses in the first quarter of 2002.

               The $8,049 increase in advertising is a timing difference and is due to earlier placement in performing media versus last year. In the first quarter of 2002 initial advertisements were placed in new media and results were measured before additional advertisements were placed.


ITEM 3.   CONTROLS & PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Accounting Supervisor/CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and Accounting Supervisor/CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits


     (2)(a) Agreement and Plan of Merger dated as of October 17, 2002 by and between Pak Mail Centers of America, Inc. and Pak Mail Acquisition Corp incorporated by reference to Exhibit (2)(a) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

     (2)(b) First Amendment to Agreement and Plan of Merger dated as of October 28, 2002 by and between Pak Mail Centers of America, Inc and Pak Mail Acquisition incorporated by reference to Exhibit
               (2)(b) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

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

     (3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

     (10)(a) Individual Franchise Agreement incorporated by reference to Exhibit (10)(a) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

     (10)(b)   Area Marketing Agreement incorporated by reference to Exhibit
               (10)(b) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

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

     (10)(f) Contract with Immedient, a software development company to re-write the PSS software. (Scope Document) incorporated by reference to exhibit 10(f) of the Company's Annual report on Form 10-KSB for the fiscal year ending November 30, 2001.

     (10)(g) Promissory Note, D.P. Kelly & Associates, L.P. incorporated by reference to exhibit 10(f) of the Company's Annual report on Form 10-KSB for the fiscal year ending November 30, 2000.

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

     (10)(j) Employment contract for John E. Kelly, chairman of the board incorporated by reference to exhibit 10(j) of the Company's Quarterly report on Form 10 QSB for the fiscal quarter ending February 28, 2002.

     (21)*     Subsidiaries of the Registrant.

     (99.1)*   Chief Executive Officer Certification per Sarbanes-Oxley Section
               906

     (99.2)*   Accounting Supervisor Certification per Sarbanes-Oxley Section
               906




     * Filed herewith.

     (b) 8-K Reports.
         ------------

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

                                            PAK MAIL CENTERS OF AMERICA, INC.,
                                            a Colorado corporation


                                            By:  /s/  P. Evan Lasky
                                               --------------------------------
                                                      P. Evan Lasky, President,
                                                      Chief Executive Officer,
                                                      Treasurer and Secretary
                                                      Chief Financial Officer

     Dated: April 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title               Signature                            Date

J.S. Corcoran                /s/  J.S. Corcoran                   April 14, 2003
Director                     -------------------------



John W. Grant                /s/  John W. Grant                   April 14, 2003
Director                     -------------------------



F. Edward Gustafson          /s/  F. Edward Gustafson             April 14, 2003
Director                     -------------------------



P. Evan Lasky                /s/  P. Evan Lasky                   April 14, 2003
Director                     -------------------------



Laura K. McGrath             /s/  Laura K. McGrath                April 14, 2003
Director                     -------------------------

                                 CERTIFICATIONS

I, P. Evan Lasky, certify that:

1. I have reviewed this quarterly report of Pak Mail Centers of America, Inc.;

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


Date:    April 14, 2003

                                            By:  /s/  P. Evan Lasky
                                            --------------------------------
                                                      P. Evan Lasky
                                                      Chief Executive Officer

I, P. Evan Lasky, certify that:

1. I have reviewed this quarterly report of Pak Mail Centers of America, Inc.;

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


Date:       April 14, 2003

                                            By:  /s/  P. Evan Lasky
                                            --------------------------------
                                                      P. Evan Lasky
                                                      Accounting Supervisor and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


     (2)(a) Agreement and Plan of Merger dated as of October 17, 2002 by and between Pak Mail Centers of America, Inc. and Pak Mail Acquisition Corp incorporated by reference to Exhibit (2)(a) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

     (2)(b) First Amendment to Agreement and Plan of Merger dated as of October 28, 2002 by and between Pak Mail Centers of America, Inc and Pak Mail Acquisition incorporated by reference to Exhibit
               (2)(b) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

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

     (3)(d) Bylaws incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998.

     (10)(a) Individual Franchise Agreement incorporated by reference to Exhibit (10)(a) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

     (10)(b)   Area Marketing Agreement incorporated by reference to Exhibit
               (10)(b) of the Company's Annual report on Form 10-KSB for the fiscal year ended November 30, 2002.

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

     (10)(f) Contract with Immedient, a software development company to re-write the PSS software. (Scope Document) incorporated by reference to exhibit 10(f) of the Company's Annual report on Form 10-KSB for the fiscal year ending November 30, 2001.

     (10)(g) Promissory Note, D.P. Kelly & Associates, L.P. incorporated by reference to exhibit 10(f) of the Company's Annual report on Form 10-KSB for the fiscal year ending November 30, 2000.

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

     (10)(j) Employment contract for John E. Kelly, chairman of the board incorporated by reference to exhibit 10(j) of the Company's Quarterly report on Form 10 QSB for the fiscal quarter ending February 28, 2002.

     (21)*     Subsidiaries of the Registrant.

     (99.1)*   Chief Executive Officer Certification per Sarbanes-Oxley Section
               906

     (99.2)*   Accounting Supervisor Certification per Sarbanes-Oxley Section
               906




     * Filed herewith.